Form 10-Q
period 1994-12-31
HUDSON GENERAL CORP
filed 1995-02-09
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


         /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

                                       OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------
Commission file number 1-5896


                            HUDSON GENERAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                 13-1947395
- - - - -------------------------------               ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


                111 GREAT NECK ROAD, GREAT NECK, NEW YORK  11021
                ------------------------------------------------
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (516) 487-8610

                                NOT APPLICABLE
- - - - -------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
   -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share: 1,252,802 shares outstanding at January 30, 1995.

                         PART I - FINANCIAL STATEMENTS

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS




                                                               Three Months Ended                Six Months Ended
                                                                  December 31,                      December 31,
                                                             1994              1993             1994             1993
                                                          -----------------------------      ---------------------------
                                                          (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
                                                          -----------       -----------      -----------      -----------
Revenues  . . . . . . . . . . . . . . . . . . . . .       $33,177,000       $30,715,000      $64,525,000      $59,533,000
                                                          -----------       -----------      -----------      -----------

Costs and expenses:
 Operating  . . . . . . . . . . . . . . . . . . . .        26,193,000        24,171,000       51,628,000       46,820,000
 Depreciation and amortization  . . . . . . . . . .         1,759,000         1,815,000        3,296,000        3,467,000
 Selling, general & administrative  . . . . . . . .         3,562,000         3,211,000        6,916,000        6,262,000
 Interest . . . . . . . . . . . . . . . . . . . . .           158,000           352,000          351,000          716,000
                                                          -----------       -----------      -----------      -----------
    Total costs and expenses  . . . . . . . . . . .        31,672,000        29,549,000       62,191,000       57,265,000
                                                          -----------       -----------      -----------      -----------

Earnings before equity in loss of
  joint venture, provision for income taxes
  and cumulative effect of change in the
  method of accounting for income taxes . . . . . .         1,505,000         1,166,000        2,334,000        2,268,000

Equity in loss of joint venture . . . . . . . . . .          (663,000)         (466,000)      (1,145,000)        (862,000)
                                                          -----------       -----------      -----------      -----------

Earnings before provision for income taxes and
 cumulative effect of change in the method of
 accounting for income taxes  . . . . . . . . . . .           842,000           700,000        1,189,000        1,406,000

    Provision for income taxes  . . . . . . . . . .           209,000           307,000          321,000          327,000
                                                          -----------       -----------      -----------      -----------

Earnings before cumulative effect of change in
 the method of accounting for income taxes  . . . .           633,000           393,000          868,000        1,079,000

Cumulative effect of change in the method of
 accounting for income taxes  . . . . . . . . . . .                 -                 -                -          450,000
                                                          -----------       -----------      -----------      -----------

Net earnings  . . . . . . . . . . . . . . . . . . .       $   633,000       $   393,000      $   868,000      $ 1,529,000
                                                          ===========       ===========      ===========      ===========

Earnings per share, primary:
 Earnings before cumulative effect of change in
  the method of accounting for income taxes . . . .             $ .50             $ .32            $ .69            $ .87
 Cumulative effect of change in the method of
  accounting for income taxes . . . . . . . . . . .                 -                 -                -              .36
                                                                -----             -----            -----            -----
Net earnings  . . . . . . . . . . . . . . . . . . .             $ .50             $ .32            $ .69            $1.23
                                                                =====             =====            =====            =====

Earnings per share, fully diluted:
 Earnings before cumulative effect of change in
  the method of accounting for income taxes . . . .             $ .43             $ .32            $ .67            $ .78
 Cumulative effect of change in the method of
  accounting for income taxes . . . . . . . . . . .                 -                 -                -              .21
                                                                -----             -----            -----            -----
 Net earnings   . . . . . . . . . . . . . . . . . .             $ .43             $ .32            $ .67            $ .99
                                                                =====             =====            =====            =====

Cash dividends per common share . . . . . . . . . .             $ .25             $   -            $ .25            $   -
                                                                =====             =====            =====            =====

Weighted average common and common equivalent
 shares outstanding:
 Primary  . . . . . . . . . . . . . . . . . . . . .         1,263,000         1,243,000        1,262,000        1,243,000
                                                          ===========       ===========      ===========      ===========
 Fully diluted  . . . . . . . . . . . . . . . . . .         2,148,000         2,128,000        2,151,000        2,128,000
                                                          ===========       ===========      ===========      ===========



See accompanying notes to consolidated financial statements.

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31            June 30
                                                                                         1994                  1994
                                                                                      -----------           -----------
                                                                                      (Unaudited)
Assets
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .           $ 4,202,000           $ 6,727,000
 Accounts and notes receivable - net  . . . . . . . . . . . . . . . . . . .            17,596,000            14,628,000
 Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               976,000               904,000
 Prepaid expenses and other assets  . . . . . . . . . . . . . . . . . . . .               841,000             1,090,000
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .             2,946,000             2,946,000
                                                                                       -----------           -----------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .            26,561,000            26,295,000

Property, equipment and leasehold rights at cost,
 less accumulated depreciation and amortization . . . . . . . . . . . . . .            32,959,000            31,047,000
Investment in Hawaii joint venture - net  . . . . . . . . . . . . . . . . .            15,576,000            15,621,000
Long-term receivables - net . . . . . . . . . . . . . . . . . . . . . . . .             2,861,000             3,138,000
Other assets - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               797,000               862,000
Excess cost over fair value of net assets acquired  . . . . . . . . . . . .               853,000               926,000
                                                                                      -----------           -----------
                                                                                      $79,607,000           $77,889,000
                                                                                      ===========           ===========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 9,629,000           $ 8,652,000
 Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .               963,000             1,224,000
 Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . .            18,745,000            18,079,000
                                                                                      -----------           -----------
   Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .            29,337,000            27,955,000
                                                                                      -----------           -----------

Long-term debt, subordinated  . . . . . . . . . . . . . . . . . . . . . . .            29,000,000            29,000,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,655,000             1,711,000
                                                                                      -----------           -----------
   Total noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . .            30,655,000            30,711,000
                                                                                      -----------           -----------

Stockholders' Equity:
 Serial preferred stock (authorized 100,000 shares
  of $1 par value) - none outstanding . . . . . . . . . . . . . . . . . . .                     -                     -
 Common stock (authorized 7,000,000 shares of $1 par
  value) - issued and outstanding 1,252,802 and
  1,250,802 shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,253,000             1,251,000
 Paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,745,000             6,717,000
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,270,000            12,716,000
 Equity adjustments from foreign currency
  translation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,653,000)           (1,461,000)
                                                                                      -----------           -----------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .            19,615,000            19,223,000
                                                                                      -----------           -----------
                                                                                      $79,607,000           $77,889,000
                                                                                      ===========           ===========




See accompanying notes to consolidated financial statements.

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                         1994                  1993
                                                                                      ---------------------------------
                                                                                      (Unaudited)           (Unaudited)
                                                                                      -----------           -----------
Cash flows from operating activities:
 Earnings before cumulative effect of change in
   the method of accounting for income taxes  . . . . . . . . . . . . . . . .        $   868,000           $ 1,079,000
 Adjustments to reconcile earnings before cumulative
  effect of change in the method of accounting for
  income taxes to net cash provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .          3,296,000            3,467,000
  Increase (decrease) in deferred income tax liabilities
   excluding cumulative effect of change in the method of
    accounting for income taxes . . . . . . . . . . . . . . . . . . . . . . .            (70,000)              148,000
  Equity in loss of joint venture . . . . . . . . . . . . . . . . . . . . . .          1,145,000               862,000
  Capitalization of interest costs on Hawaii
    joint venture advances  . . . . . . . . . . . . . . . . . . . . . . . . .           (672,000)             (453,000)
  Gain on sale or disposal of equipment . . . . . . . . . . . . . . . . . . .           (192,000)              (84,000)
  Change in other current assets and liabilities:
    Accounts and notes receivables - net  . . . . . . . . . . . . . . . . . .         (3,060,000)           (1,306,000)
    Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .            249,000               478,000
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            988,000             1,262,000
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .           (260,000)              (43,000)
    Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . .            441,000             2,695,000
  Increase in inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .            (78,000)             (305,000)
  Decrease in other assets  . . . . . . . . . . . . . . . . . . . . . . . . .             65,000                89,000
  Decrease in long-term receivables . . . . . . . . . . . . . . . . . . . . .            277,000                11,000
  Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             65,000                64,000
                                                                                     -----------           -----------
      Net cash provided by operating activities . . . . . . . . . . . . . . .          3,062,000             7,964,000
                                                                                     -----------           -----------

Cash flows from investing activities:
 Purchases of property, equipment and leasehold rights  . . . . . . . . . . .         (5,535,000)           (5,162,000)
 Proceeds from sale of property and equipment . . . . . . . . . . . . . . . .            420,000               382,000
 Advances to Hawaii joint venture . . . . . . . . . . . . . . . . . . . . . .           (429,000)             (660,000)
                                                                                     -----------           -----------
      Net cash used by investing activities . . . . . . . . . . . . . . . . .         (5,544,000)           (5,440,000)
                                                                                     -----------           -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock   . . . . . . . . . . . . . . . . . .             30,000                     -
 Principal repayments of borrowings   . . . . . . . . . . . . . . . . . . . .                  -            (1,833,000)
                                                                                     -----------           -----------
      Net cash provided (used) by financing activities  . . . . . . . . . . .             30,000            (1,833,000)
                                                                                     -----------           -----------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . . .            (73,000)              (98,000)
                                                                                     -----------           -----------
Net (decrease) increase in cash and cash equivalents  . . . . . . . . . . . .         (2,525,000)              593,000
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .          6,727,000             6,376,000
                                                                                     -----------           -----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .        $ 4,202,000           $ 6,969,000
                                                                                     ===========           ===========



See accompanying notes to consolidated financial statements.

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Hudson General Corporation and Subsidiaries (the Company) as of December 31, 1994 and June 30, 1994, and the results of operations for the three and six months, and cash flows for the six months, ended December 31, 1994 and 1993. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

    The accounting policies followed by the Company are stated in Note 1 to the Company's consolidated financial statements in the 1994 Hudson General Corporation Annual Report filed under Item 8 to Form 10-K for the Company's fiscal year ended June 30, 1994.

2. The Company is a partner in a joint venture (the Venture) which was formed to acquire, develop and sell approximately 4,000 contiguous acres of land in Hawaii. The Company accounts for its investment in the Venture under the equity method of accounting.

    The summary balance sheets for the Venture are as follows:

                                                               December 31              June 30
                                                                  1994                   1994
                                                               -----------            -----------
                                                               (Unaudited)
    Cash and equivalents                                       $   161,000            $   121,000
    Land and development costs                                  26,434,000             26,255,000
    Mortgages, accounts and notes receivable                     8,963,000             10,197,000
    Other assets - net                                           5,107,000              4,778,000
                                                                ----------            -----------
                                                               $40,665,000            $41,351,000
                                                               ===========            ===========

    Notes payable                                              $ 4,115,000            $ 4,759,000
    Partner advances and accrued interest payable               40,878,000             38,664,000
    Accounts payable and accrued expenses                        1,798,000              1,765,000
    Partners' deficit                                           (6,126,000)            (3,837,000)
                                                               -----------            -----------
                                                               $40,665,000            $41,351,000
                                                               ===========            ===========


    Summary results of operations for the Venture are as follows:

                                                                  Three Months Ended             Six Months Ended
                                                                     December 31,                   December 31,
                                                                 1994           1993            1994            1993
                                                             ---------------------------     ---------------------------
                                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
    Sales (net of discounts)                                 $    63,000     $   63,000      $   159,000     $   131,000
                                                             -----------     ----------      -----------     -----------

    Cost of sales                                                      -              -                -               -
    Selling, general and administrative                          570,000        726,000        1,128,000       1,300,000
    Interest - net                                               819,000        269,000        1,321,000         555,000
                                                             -----------     ----------      -----------      ----------
    Total costs                                                1,389,000        995,000        2,449,000       1,855,000
                                                             -----------     ----------      -----------      ----------

    Loss                                                     $(1,326,000)    $ (932,000)     $(2,290,000)    $(1,724,000)
                                                             ===========     ==========      ===========     ===========


    The Company's 50% share of the Venture's results were losses of $663,000 and $466,000 for the three months ended December 31, 1994 and 1993, respectively, and $1,145,000 and $862,000 for the six months ended December 31, 1994 and 1993, respectively, and have been included in "Equity in loss of joint venture" in the accompanying consolidated statements of earnings. The Company's partner in the Venture is Oxford Kohala, Inc. (Oxford Kohala), a subsidiary of Oxford First Corporation (Oxford First). Under the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement), the partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the land and to share profits and losses equally. During the six months ended December 31, 1994, the Company advanced $429,000 as its 50% share of the Venture's required fundings. On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court dated November 28, 1994, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer funds to Oxford Kohala in an amount not to exceed $180,000 with respect to the period October 1, 1994 through December 31, 1994 and $195,000 with respect to the period January 1, 1995 through March 31, 1995 to enable Oxford First to honor its obligation to make funds available to Oxford Kohala so that Oxford Kohala can make its share of advances required by the Venture. The Company, at present, is unable to determine whether the Bankruptcy Court will authorize Oxford First to transfer funds to Oxford Kohala subsequent to March 31, 1995, or whether any transfers authorized by the Bankruptcy Court will be sufficient in order for Oxford Kohala to make its share of future advances to the Venture. Should Oxford Kohala be unable to make its share of such advances to the Venture, the Company has the option to make any additional advances necessary up to the limits set forth in its revolving credit agreement (the Credit Agreement) with a group of banks (see Note 4). Oxford Kohala did not file for reorganization under Chapter 11 of the Bankruptcy Code. The Company's total advances to the Venture (including accrued interest) at December 31, 1994 were $20,439,000.

3.  Accrued expenses and other liabilities consisted of the following:

                                                    December 31        June 30
                                                       1994              1994
                                                    -----------      ------------
                                                    (Unaudited)
    Salaries and wages                              $ 4,020,000      $ 5,137,000
    Interest                                            965,000          956,000
    Insurance                                         4,683,000        3,607,000
    Operating expenses payable                        3,438,000        2,748,000
    Other                                             5,639,000        5,631,000
                                                    -----------      -----------
                                                    $18,745,000      $18,079,000
                                                    ===========      ===========

4. The Credit Agreement contains various restrictions, among which are provisions restricting the Company from paying cash dividends or purchasing, redeeming or retiring its stock unless consolidated tangible net worth (TNW), as defined, is greater than $16,500,000 both immediately before and after giving effect to such dividend, purchase, redemption or retirement. Furthermore, any such payments are limited to an annual amount not to exceed the lesser of (i) $1,200,000 or (ii) 50% of consolidated net income, as defined, for the most recently ended fiscal year. On November 18, 1994, the Board of Directors of the Company declared a regular semi-annual dividend of 25 cents per share of common stock, aggregating $313,200, which was paid on January 4, 1995. At December 31, 1994, after giving effect to the dividend, the Company's TNW was $20,415,000. Pursuant to the Credit Agreement the Company may advance up to $2,000,000 to the Venture in any fiscal year or up to $4,000,000 during the term of the Credit Agreement, net of any distributions received from the Venture by the Company during such periods. Since the inception of the Credit Agreement the Company has increased its net advances to the Venture by $1,500,000.

5. The Company had an option which was exercisable until January 31, 1994 to renew the subleases (Subleases) covering its fixed base operation (FBO) locations at several Canadian airports beyond their October 31, 1994 expiration dates. The renewal option provided that it could only be exercised for all of the FBO locations. These FBO's had experienced operating losses, and the Company had previously determined that it would not renew the Subleases on their present terms and conditions. Negotiations with the Company's landlord to revise the sublease terms were not successful, and the Company did not exercise its renewal option. Accordingly, the term of the Subleases expired on October 31, 1994. At June 30, 1993, the Company accelerated the amortization of the remaining carrying value of its sublease rights in the amount of $4,287,000. The Company's decision not to exercise its renewal option is not expected to have a further material effect on its consolidated financial position or results of operations.

6. Certain reclassifications of fiscal 1994 balances have been made to conform with the fiscal 1995 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Revenues for the three and six months ended December 31, 1994 increased $2.5 and $5.0 million, or 8.0% and 8.4%, respectively, compared with the corresponding periods of the previous year. The increase reflects higher: (i) domestic ground handling service revenues of $2.3 and $5.4 million, respectively, due primarily to expanded services to new and existing customers and higher sales volumes of deicing fluid; (ii) domestic aircraft fueling revenues of $1.2 and $2.2 million, respectively, resulting primarily from expanded intoplane fueling services at new and existing locations; (iii) ground transportation revenues of $.4 and $1.1 million, respectively, due mainly to expanded services to existing customers; and (iv) Canadian ground handling service revenues of $.4 million for the three months ended December 31, 1994 compared with the same period of the prior year due mainly to a new contract to provide various winter related aircraft ground handling services at Terminal 1 in Toronto's Lester B. Pearson International Airport (the Toronto Contract). Partially offsetting the revenue increases were lower: (i) aircraft fueling and hangar rental revenues in Canada of $1.6 and $2.4 million, respectively, due to lower volumes of retail fuel sales and the expiration on October 31, 1994 of the Company's subleases (discussed below) at its Canadian fixed base operations (FBO's); (ii) Canadian ground handling service revenues of $.8 million for the six months ended December 31, 1994 compared with the same period of the previous year due primarily to several airlines electing to provide ground handling services through subsidiaries or affiliated carriers; and (iii) revenues due to the effect of fluctuation in the average rates of exchange used in translating Canadian revenues to their U.S. dollar equivalent.

    Costs and expenses for the three and six months ended December 31, 1994 increased $2.1 and $4.9 million, or 7.2% and 8.6%, respectively, compared with the corresponding periods of the previous year. Operating costs for the three and six months ended December 31, 1994 increased $2.0 and $4.8 million, or 8.4% and 10.3%, respectively, compared with the corresponding periods of the previous year. The increase was attributable to higher: (i) domestic labor and related costs due primarily to expanded services to new and existing customers; (ii) sales volumes of deicing fluid; (iii) rental costs due mainly to equipment funded under operating leases related to expanded intoplane fueling and ground transportation services; and (iv) domestic maintenance and fuel costs associated with expansion of the Company's fleet of equipment. Partially offsetting the increases were lower: (i) labor and related costs associated with ground handling operations in Canada due mainly to a reduction in employees associated with several airline customers electing to provide ground handling services through subsidiaries or affiliated carriers; (ii) fuel and facility rental costs in Canada due to lower volumes of retail fuel sales and the expiration on October 31, 1994 of the Company's subleases (discussed below) at the Company's Canadian FBO's; and (iii) the effect of fluctuation in the average rates of exchange used in translating Canadian costs to their U.S. dollar equivalent.

    Depreciation and amortization expenses for the three and six months ended December 31, 1994 decreased $.1 and $.2 million, or 3.1% and 4.9%, respectively, compared with the corresponding periods of the previous year. The decrease was due mainly to the elimination of depreciation relating to equipment which became fully depreciated.

    Selling, general and administrative expenses for the three and six months ended December 31, 1994 increased $.4 and $.7 million, or 10.9% and 10.4%, respectively, compared with the corresponding periods of the previous year. The increase reflects higher administrative and related costs associated primarily with personnel requirements for new and expanded domestic operations as noted above.


    Interest expense for the three and six months ended December 31, 1994 decreased $.2 and $.4 million, or 55.1% and 51.0%, respectively, compared with the corresponding periods of the previous year due mainly to lower average outstanding borrowings and the increase in the Company's capitalization of interest on its advances to the joint venture in Hawaii (the Venture).

    Earnings before equity in loss of joint venture, provision for income taxes and cumulative effect of change in the method of accounting for income taxes for the three and six months ended December 31, 1994, increased $.3 and $.1 million, or 29.1% and 2.9%, respectively, compared with the corresponding periods of the previous year due mainly to: (i) higher sales volumes of deicing fluid; (ii) lower interest and depreciation expenses; (iii) improved results from domestic aircraft fueling services; (iv) the Toronto Contract; and (v) reduced losses from the Company's Canadian FBO's as a result of the expiration of the Company's subleases on October 31, 1994. Partially offsetting the increases were: (i) higher selling, general and administrative expenses; (ii) higher domestic maintenance and fuel costs as noted above; and (iii) reduced results from the Company's Canadian ground handling operations for the six months ended December 31, 1994 compared with the same period of the previous year.

    Results of the Company's aircraft ground handling operations fluctuate depending upon the flight activity and schedules of customers and the ability of the Company to deploy equipment and manpower in the most efficient manner to service such customers.

    The Company's snow removal and aircraft deicing services are seasonal in nature. The results of these operations are normally reflected in the second and third quarters of the fiscal year, and fluctuate depending upon the severity of the winter season.

    The Company's 50% share of losses from the Venture for the three and six months ended December 31, 1994 increased $.2 and $.3 million, respectively, compared with the corresponding periods of the previous year. The Venture's losses result primarily from a lack of sales of the Venture's land parcels, which sales have been negatively impacted by general economic conditions and the cessation of interest capitalization by the Venture on Phase IV of the Project as of July 1, 1994. As is usual for companies with land development operations, the contribution to future results from such operations will fluctuate depending upon land sales closed in each reported period.

   The state of the North American aviation industry has resulted in increased competitive pressures on the pricing of aviation services and in the exploration of alliances between major commercial airline carriers. While these factors may have an adverse effect on the Company, the state of the airline industry has resulted in several airlines outsourcing services to independent aviation service companies, and this trend has provided additional opportunities for the Company. The Company is unable, at this time, to evaluate the future effects of these factors. In addition, the economic climate is having and may continue to have a negative impact upon the sale of land parcels in Hawaii.

   The Company had an option which was exercisable until January 31, 1994 to renew the subleases (Subleases) covering its fixed base operation (FBO) locations at several Canadian airports beyond their October 31, 1994 expiration dates. The renewal option provided that it could only be exercised for all of the FBO locations. These FBO's had experienced operating losses, and the Company had previously determined that it would not renew the Subleases on their present terms and conditions. Negotiations with the Company's landlord to revise the sublease terms were not successful, and the Company did not exercise its renewal option. Accordingly, the term of the Subleases expired on October 31, 1994. At June 30, 1993, the Company accelerated the amortization of the remaining carrying value of its sublease rights in the amount of $4,287,000. The Company's decision not to exercise its renewal option is not expected to have a further material effect on its consolidated financial position or results of operations.

   The Company's provision for income taxes for the three months ended
December 31, 1994, decreased $.1 million compared with the corresponding period of the previous year due mainly to decreased pre-tax earnings in the U.S. associated with the Company's share of losses from its joint venture in Hawaii. During the six months ended December 31, 1994 and 1993, the Company utilized $.5 million of its Canadian depreciation differences and $.8 million of its Canadian net operating loss carryforwards, respectively, to offset its provision for foreign income taxes.

   Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and reported a benefit of $450,000 as the cumulative effect of the change in the method of accounting for income taxes. Such benefit was reported inclusive of the effect of Canadian depreciation differences and net operating loss carryforwards, net of the related valuation allowance, in the consolidated statement of earnings for the six months ended December 31, 1993.

Liquidity and Capital Expenditures and Commitments

   The Company's recurring sources of liquidity are funds provided from operations and bank lines of credit. The Company has a Revolving Credit Agreement (the Credit Agreement) with a group of banks which provides for a revolving credit facility. Pursuant to the Credit Agreement, the Company may borrow funds up to a limit of $18.3 million (the Limit) until March 31, 1995. At such time, and at the end of each subsequent quarter, the Limit will be reduced by one-sixteenth of the Limit that was in effect on December 31, 1994
until December 31, 1998, at which time the Credit Agreement terminates.   As of
December 31, 1994, there were no direct borrowings and $3.7 million of letters of credit were outstanding under the Credit Agreement.

   During the six months ended December 31, 1994 and 1993 net cash provided by operating activities was $3.1 and $8.0 million, respectively. Net cash used by advances to the Hawaii joint venture was $.4 and $.7 million for the six months ended December 31, 1994 and 1993, respectively. Capital expenditures net of proceeds from the sale of property and equipment were $5.1 and $4.8 million for the six months ended December 31, 1994 and 1993, respectively. At December 31, 1994 cash and cash equivalents were $4.2 million compared with $6.7 million at June 30, 1994. At December 31, 1994 the Company had commitments to fund approximately $1.9 million for operating equipment, the majority of which is expected to be expended during the third quarter of fiscal 1995. Capital expenditures are primarily for equipment and facilities used in the Company's operations. The Company is unable to determine the extent of additional future capital expenditures since, as a service company, its capital expenditure requirements fluctuate depending upon facility requirements and equipment purchases associated with the Company's ability to successfully obtain additional contracts.

   At December 31, 1994, the Venture had commitments aggregating $3.1 million for project expenditures. Included in this amount is $1.7 million for the construction of water well equipment and a reservoir by June 30, 1996. It is currently expected that approximately $50,000 of the Venture's commitments will be expended during fiscal 1995. Should the Venture be unsuccessful in its efforts to dispute the imposition on it of a 4% Hawaii excise tax, the Venture would have to expend an additional amount of up to approximately $.9 million, which has been previously accrued by the Venture. At December 31, 1994, the Venture had $161,000 of cash available for its requirements.

   During fiscal 1992, the County of Hawaii passed an ordinance pursuant to which the Venture, after subdivision approvals are obtained, would be able to develop Phase IV of the project into 1,490 units. Pursuant to such ordinance, the Venture is required to expend (in addition to the $3.1 million of commitments noted above) approximately $2.3 million for improvements and payments related to the project, which are expected to be expended subsequent to fiscal 1995. However, shortly after passage of the ordinance, a lawsuit against the County of Hawaii was filed by two local residents of Hawaii (Plaintiffs) seeking to invalidate such ordinance on various grounds including that the ordinance was adopted without following State of Hawaii procedure relating to the preparation of an Environmental Impact Statement. During fiscal 1993, the Judge in this action granted Plaintiffs' motion for partial summary judgment without indicating any effect on Phase IV zoning. The County and the Venture have appealed this ruling. The appeal was heard before the Hawaii Supreme Court in March 1994, and the Court has taken the matter under advisement. The Venture cannot, at this time, determine the impact of the Court's ruling on the timing of development of Phase IV or the expenditures related thereto.

   The Joint Venture Agreement provides that the Company and the Partner are obligated to make equal advances of any of the Venture's required fundings. During the six months ended December 31, 1994, the Company advanced $429,000 as its 50% share of the Venture's required fundings. It is anticipated that the Venture's capital commitments will be funded by cash flow from its operations and advances from the Company and the Partner. It is expected that any advances which the Company may be required to make to the Venture will be
provided from the Company's cash flow and lines of credit.    Pursuant to the
Credit Agreement the Company may advance up to $2.0 million to the Venture in any fiscal year or up to

$4.0 million during the term of the Credit Agreement, net of any distributions received from the Venture by the Company during such periods. Since the inception of the Credit Agreement the Company has increased its net advances to the Venture by $1.5 million. At present, it is anticipated that the advances required to meet the obligations of the Venture will not exceed the limits set forth in the Credit Agreement. The Partner, Oxford Kohala, Inc. (Oxford Kohala), is a subsidiary of Oxford First Corporation (Oxford First). On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court dated November 28, 1994, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer funds to Oxford Kohala in an amount not to exceed $180,000 with respect to the period October 1, 1994 through December 31, 1994 and $195,000 with respect to the period January 1, 1995 through March 31, 1995 to enable Oxford First to honor its obligation to make funds available to Oxford Kohala so that Oxford Kohala can make its share of advances required by the Venture. The Company, at present, is unable to determine whether the Bankruptcy Court will authorize Oxford First to transfer funds to Oxford Kohala subsequent to March 31, 1995 or whether any transfers authorized by the Bankruptcy Court will be sufficient in order for Oxford Kohala to make its share of future advances to the Venture. Should Oxford Kohala be unable to make its share of such advances to the Venture, the Company has the option to make any additional advances necessary up to the limits set forth in the Credit Agreement. Oxford Kohala did not file for reorganization under Chapter 11 of the Bankruptcy Code.

   The extent to which advances by the Company to the Venture will be required in the future, as well as the timing of the return to the Company of the advances made by it, will depend upon the amount of sales generated by the Venture, the terms upon which parcels are sold, expenses incurred in the planning and development of future phases of the project and the ability of the Partner to fund its obligations under the Joint Venture Agreement. The general economic climate has negatively impacted the sale of the Venture's land parcels. Since July 1, 1992 five lots have been sold, three of which were resales of lots that had been previously foreclosed upon.

Distributions, if any, received by the Company with respect to the Venture, net of advances made by the Company during the applicable period, in excess of $4.0 million in any four consecutive quarters, or in excess of $2.0 million in any fiscal year, reduce the Limit.

    It is expected that the sources of the Company's liquidity, as noted above, will provide sufficient funding to allow the Company to meet its liquidity requirements.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders of the Company, held on November 18, 1994, the only matter voted upon was the election of directors. All six incumbent directors of the Company were re-elected. The voting was as follows:

                                                          Shares for Which
      Name of Nominee             Shares Voted For        Authority Withheld
      ---------------             ----------------        ------------------
      Milton H. Dresner           1,179,275                  200
      Jay B. Langner              1,179,275                  200
      Edward J. Rosenthal         1,179,275                  200
      Hans H. Sammer              1,179,275                  200
      Richard D. Segal            1,179,275                  200
      Stanley S. Shuman           1,174,575                4,900

There were no abstentions or broker nonvotes.


Item 6.   Exhibits and Reports on Form 8-K

  a)      Exhibits

          11 Computations of Earnings Per Share Information, Primary and Fully Diluted, from Earnings Before Cumulative Effect of Change in the Method of Accounting for Income Taxes and Net Earnings.

          27           Financial Data Schedule


  b)      Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUDSON GENERAL CORPORATION
                                        --------------------------
                                               (Registrant)



Date:  February 8, 1995



                                        /s/ JAY B. LANGNER
                                        --------------------------
                                            Jay B. Langner
                                            President



                                        /s/ MICHAEL RUBIN
                                        --------------------------
                                            Michael Rubin
                                            Chief Financial Officer

                   HUDSON GENERAL CORPORATION & SUBSIDIARIES

                                 EXHIBIT INDEX



  Exhibit
  No.                           Exhibit
- - - - ----------------------------------------------------------------------------
  11         Computations of Earnings Per Share Information,
             Primary and Fully Diluted, from Earnings Before
             Cumulative Effect of Change in the Method of Accounting
             for Income Taxes and Net Earnings

  27         Financial Data Schedule