Form 10-Q
period 1995-03-31
HUDSON GENERAL CORP
filed 1995-05-11
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission file number 1-5896


                            HUDSON GENERAL CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             13-1947395
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                111 GREAT NECK ROAD, GREAT NECK, NEW YORK  11021
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (516) 487-8610

                                Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, par value $l.00 per share: 1,214,702 shares outstanding at May 8, 1995.

                         PART I - FINANCIAL STATEMENTS

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                         Three Months Ended                  Nine Months Ended
                                                             March 31,                           March 31,
                                                     1995               1994              1995              1994
                                                  ------------------------------      ------------------------------
                                                  (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
                                                  -----------        -----------      ------------      ------------
Revenues  . . . . . . . . . . . . . . . . . . .   $37,953,000        $50,910,000      $102,478,000      $110,443,000
                                                  -----------        -----------      ------------      ------------

Costs and expenses:
 Operating  . . . . . . . . . . . . . . . . . .    28,429,000         34,582,000        80,057,000        81,402,000
 Depreciation and amortization  . . . . . . . .     2,588,000          1,861,000         5,884,000         5,328,000
 Selling, general & administrative  . . . . . .     3,461,000          6,554,000        10,377,000        12,816,000
 Interest . . . . . . . . . . . . . . . . . . .       116,000            329,000           467,000         1,045,000
                                                  -----------        -----------      ------------      ------------
     Total costs and expenses . . . . . . . . .    34,594,000         43,326,000        96,785,000       100,591,000
                                                  -----------        -----------      ------------      ------------

Earnings before equity in loss of joint
 venture, provision (benefit) for income
 taxes and cumulative effect of change in
 the method of accounting for income taxes  . .     3,359,000          7,584,000         5,693,000         9,852,000

Equity in loss of joint venture . . . . . . . .      (660,000)          (420,000)       (1,805,000)       (1,282,000)
                                                  -----------        -----------      ------------      ------------

Earnings before provision (benefit) for
 income taxes and cumulative effect of change
 in the method of accounting for income taxes..     2,699,000          7,164,000         3,888,000         8,570,000

     Provision (benefit) for income taxes . . .      (775,000)         2,922,000          (454,000)        3,249,000
                                                  -----------        -----------      ------------      ------------

Earnings before cumulative effect of change
 in the method of accounting for income
 taxes  . . . . . . . . . . . . . . . . . . . .     3,474,000          4,242,000         4,342,000         5,321,000

Cumulative effect of change in the method of
 accounting for income taxes  . . . . . . . . .             -                  -                 -           450,000
                                                  -----------        -----------      ------------      ------------

Net earnings  . . . . . . . . . . . . . . . . .   $ 3,474,000        $ 4,242,000      $  4,342,000      $  5,771,000
                                                  ===========        ===========      ============      ============

Earnings per share, primary:
 Earnings before cumulative effect of change
  in the method of accounting for income taxes        $  2.76             $ 3.40            $ 3.45            $ 4.28
 Cumulative effect of change in the method of
  accounting for income taxes . . . . . . . . .             -                  -                 -               .36
                                                      -------             ------            ------            ------
 Net earnings   . . . . . . . . . . . . . . . .       $  2.76             $ 3.40            $ 3.45            $ 4.64
                                                      =======             ======            ======            ======

Earnings per share, fully diluted:
 Earnings before cumulative effect of change
  in the method of accounting for income taxes        $  1.75             $ 2.12            $ 2.42            $ 2.89
 Cumulative effect of change in the method of
  accounting for income taxes . . . . . . . . .             -                  -                 -               .21
                                                      -------             ------            ------            ------
 Net earnings   . . . . . . . . . . . . . . . .       $  1.75             $ 2.12            $ 2.42            $ 3.10
                                                      =======             ======            ======            ======

Cash dividends per common share . . . . . . . .       $     -             $    -            $  .25            $    -
                                                      =======             ======            ======            ======

Weighted average common and common equivalent
 shares outstanding:
 Primary  . . . . . . . . . . . . . . . . . . .     1,258,000          1,247,000         1,260,000         1,244,000
                                                  ===========        ===========         =========         =========
 Fully diluted  . . . . . . . . . . . . . . . .     2,143,000          2,135,000         2,148,000         2,134,000
                                                  ===========        ===========         =========         =========


See accompanying notes to consolidated financial statements.

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        March 31               June 30
                                                                          1995                   1994
                                                                      ------------           -----------
                                                                      (Unaudited)
Assets
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .    $11,196,000           $ 6,727,000
 Accounts and notes receivable - net  . . . . . . . . . . . . . . .     14,546,000            14,628,000
 Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        823,000               904,000
 Prepaid expenses and other assets  . . . . . . . . . . . . . . . .        836,000             1,090,000
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .      4,246,000             2,946,000
                                                                       -----------           -----------
   Total current assets . . . . . . . . . . . . . . . . . . . . . .     31,647,000            26,295,000

Property, equipment and leasehold rights at cost,
 less accumulated depreciation and amortization . . . . . . . . . .     32,134,000            31,047,000
Investment in Hawaii joint venture - net  . . . . . . . . . . . . .     16,037,000            15,621,000
Long-term receivables - net . . . . . . . . . . . . . . . . . . . .      2,719,000             3,138,000
Other assets - net  . . . . . . . . . . . . . . . . . . . . . . . .        783,000               862,000
Excess cost over fair value of net assets acquired  . . . . . . . .        822,000               926,000
                                                                       -----------           -----------
                                                                       $84,142,000           $77,889,000
                                                                       ===========           ===========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .    $ 9,865,000           $ 8,652,000
 Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .      1,327,000             1,224,000
 Accrued expenses and other liabilities . . . . . . . . . . . . . .     19,221,000            18,079,000
                                                                       -----------           -----------
   Total current liabilities  . . . . . . . . . . . . . . . . . . .     30,413,000            27,955,000
                                                                       -----------           -----------

Long-term debt, subordinated  . . . . . . . . . . . . . . . . . . .     29,000,000            29,000,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .      1,655,000             1,711,000
                                                                       -----------           -----------
   Total noncurrent liabilities . . . . . . . . . . . . . . . . . .     30,655,000            30,711,000
                                                                       -----------           -----------

Stockholders' Equity:
 Serial preferred stock (authorized 100,000 shares
  of $1 par value) - none outstanding . . . . . . . . . . . . . . .              -                     -
 Common stock (authorized 7,000,000 shares of $1 par
  value) - issued and outstanding 1,252,802 and
  1,250,802 shares  . . . . . . . . . . . . . . . . . . . . . . . .      1,253,000             1,251,000
 Paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . .      6,745,000             6,717,000
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .     16,744,000            12,716,000
 Equity adjustments from foreign currency
  translation . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,668,000)           (1,461,000)
                                                                       -----------           -----------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . .     23,074,000            19,223,000
                                                                       -----------           -----------
                                                                       $84,142,000           $77,889,000
                                                                       ===========           ===========


See accompanying notes to consolidated financial statements.

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                              March 31,
                                                                       1995              1994
                                                                    ------------------------------
                                                                    (Unaudited)       (Unaudited)
                                                                    -----------       ------------
Cash flows from operating activities:
 Earnings before cumulative effect of change in
   the method of accounting for income taxes  . . . . . . . . . .   $ 4,342,000        $ 5,321,000
 Adjustments to reconcile earnings before cumulative
   effect of change in the method of accounting for
   income taxes to net cash provided by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . .     5,884,000          5,328,000
   Decrease in deferred income tax liabilities excluding
     cumulative effect of change in the method of
     accounting for income taxes  . . . . . . . . . . . . . . . .       (70,000)                  -
   Equity in loss of joint venture  . . . . . . . . . . . . . . .     1,805,000          1,282,000
   Capitalization of interest costs on Hawaii
     joint venture advances . . . . . . . . . . . . . . . . . . .    (1,057,000)          (678,000)
   Gain on sale or disposal of equipment  . . . . . . . . . . . .      (463,000)          (174,000)
   Change in other current assets and liabilities:
     Accounts and notes receivables - net . . . . . . . . . . . .        29,000       (10,345,000)
     Prepaid expenses and other assets  . . . . . . . . . . . . .       251,000            144,000
     Deferred income taxes  . . . . . . . . . . . . . . . . . . .    (1,300,000)        (1,000,000)
     Accounts payable . . . . . . . . . . . . . . . . . . . . . .     1,224,000          1,945,000
     Income taxes payable . . . . . . . . . . . . . . . . . . . .       103,000          3,550,000
     Accrued expenses and other liabilities . . . . . . . . . . .     1,226,000          7,841,000
   Decrease in inventory  . . . . . . . . . . . . . . . . . . . .        76,000             33,000
   Decrease in other assets . . . . . . . . . . . . . . . . . . .        79,000            122,000
   Decrease in long-term receivables  . . . . . . . . . . . . . .       419,000             17,000
   Other - net  . . . . . . . . . . . . . . . . . . . . . . . . .        95,000            100,000
                                                                    -----------         ----------
       Net cash provided by operating activities  . . . . . . . .    12,643,000         13,486,000
                                                                    -----------         ----------

Cash flows from investing activities:
 Purchases of property, equipment and leasehold rights  . . . . .    (7,508,000)        (7,780,000)
 Proceeds from sale of property and equipment . . . . . . . . . .       900,000            572,000
 Advances to Hawaii joint venture . . . . . . . . . . . . . . . .    (1,164,000)          (740,000)
                                                                    -----------         ----------
       Net cash used by investing activities  . . . . . . . . . .    (7,772,000)        (7,948,000)
                                                                    -----------         ----------

Cash flows from financing activities:
 Proceeds from issuance of common stock . . . . . . . . . . . . .        30,000            118,000
 Cash dividends paid  . . . . . . . . . . . . . . . . . . . . . .     (314,000)                  -
 Proceeds from borrowings . . . . . . . . . . . . . . . . . . . .             -            500,000
 Principal repayments of borrowings . . . . . . . . . . . . . . .             -        (5,833,000)
                                                                    -----------        ----------
       Net cash used by financing activities  . . . . . . . . . .      (284,000)        (5,215,000)
                                                                    -----------         ----------

Effect of exchange rate changes on cash . . . . . . . . . . . . .      (118,000)          (281,000)
                                                                    -----------         ----------
Net increase in cash and cash equivalents . . . . . . . . . . . .     4,469,000             42,000
Cash and cash equivalents at beginning of period  . . . . . . . .     6,727,000          6,376,000
                                                                    -----------         ----------
Cash and cash equivalents at end of period  . . . . . . . . . . .   $11,196,000         $6,418,000
                                                                    ===========         ==========


See accompanying notes to consolidated financial statements.

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Hudson General Corporation and Subsidiaries (the Company) as of March 31, 1995 and June 30, 1994, and the results of operations for the three and nine months, and cash flows for the nine months, ended March 31, 1995 and 1994. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

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

     The summary balance sheets for the Venture are as follows:

                                                         March 31             June 30
                                                           1995                 1994
                                                       -----------          -----------
                                                       (Unaudited)
Cash and equivalents                                   $    97,000          $   121,000
Land and development costs                              26,380,000           26,255,000
Mortgages, accounts and notes receivable                 8,908,000           10,197,000
Other assets - net                                       4,906,000            4,778,000
                                                       -----------          -----------
                                                       $40,291,000          $41,351,000
                                                       ===========          ===========

Notes payable                                          $ 3,467,000          $ 4,759,000
Partner advances and accrued interest payable           42,605,000           38,664,000
Accounts payable and accrued expenses                    1,666,000            1,765,000
Partners' deficit                                       (7,447,000)          (3,837,000)
                                                       -----------          -----------
                                                       $40,291,000          $41,351,000
                                                       ===========          ===========


Summary results of operations for the Venture are as follows:

                                               Three Months Ended                  Nine Months Ended
                                                   March 31,                           March 31,
                                            1995              1994               1995            1994
                                         -----------------------------        ---------------------------
                                         (Unaudited)       (Unaudited)        (Unaudited)     (Unaudited)
                                         -----------------------------        ---------------------------
Sales (net of discounts)                 $   180,000       $  335,000         $   339,000     $   466,000
                                         -----------       ----------         -----------     -----------

Cost of sales                                 93,000          193,000              93,000         193,000
Selling, general and administrative          627,000          710,000           1,755,000       2,010,000
Interest - net                               780,000          271,000           2,101,000         826,000
                                         -----------       ----------         -----------      ----------
Total costs                                1,500,000        1,174,000           3,949,000       3,029,000
                                         -----------       ----------         -----------      ----------

Loss                                     $(1,320,000)      $ (839,000)        $(3,610,000)    $(2,563,000)
                                         ===========       ==========         ===========     ===========


The Company's 50% share of the Venture's results were losses of $660,000 and $420,000 for the three months ended March 31, 1995 and 1994, respectively, and $1,805,000 and $1,282,000 for the nine months ended March 31, 1995 and 1994, respectively, and have been included in "Equity in loss of joint venture" in the accompanying consolidated statements of earnings. The Company's partner in the Venture is Oxford Kohala, Inc. (Oxford Kohala), a subsidiary of Oxford First Corporation (Oxford First). Under the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement), the partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the land and to share profits and losses equally. On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court dated November 28, 1994, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer funds to Oxford Kohala in an amount not to exceed $180,000 with respect to the period October 1, 1994 through December 31, 1994 and $195,000 with respect to the period January 1, 1995 through March 31, 1995, which amounts were intended to enable Oxford First to honor its obligation to make funds available to Oxford Kohala so that Oxford

Kohala could make its share of advances required by the Venture. The amount authorized by the Bankruptcy Court with respect to the period January 1, 1995 through March 31, 1995 was not sufficient to allow Oxford Kohala to make its full share of required advances. To date, the Company has opted to make additional advances (the Additional Advances) to cover the Oxford Kohala funding deficiency. As of March 31, 1995 and the date of this filing, the amount of the Additional Advances was $270,000 and $420,000, respectively. Oxford First has filed a motion with the Bankruptcy Court requesting that Oxford First be permitted to transfer funds to Oxford Kohala in an amount sufficient to allow Oxford Kohala to reimburse the Company for advances made to cover the Oxford Kohala funding deficiency and to make its share of the Venture's required fundings through September 30, 1995. The Company, at present, is unable to determine whether the Bankruptcy Court will authorize Oxford First to transfer such funds to Oxford Kohala or whether any transfers authorized by the Bankruptcy Court will be sufficient in order for Oxford Kohala to so reimburse the Company and make its share of future advances to the Venture. Should Oxford Kohala continue to be unable to make its share of such advances to the Venture, the Company has the option to make Additional Advances necessary up to the limits set forth in its revolving credit agreement (the Credit Agreement) with a group of banks (see Note 4). Oxford Kohala did not file for reorganization under Chapter 11 of the Bankruptcy Code. During the nine months ended March 31, 1995, the Company advanced $894,000 as its 50% share of the Venture's required fundings. The Company's total advances, including the Additional Advances, to the Venture (including accrued interest) at March 31, 1995 were $21,573,000.

3.   Accrued expenses and other liabilities consisted of the following:

                                                  March 31           June 30
                                                    1995               1994
                                                 -----------       -----------
                                                 (Unaudited)
Salaries and wages                               $ 4,421,000       $ 5,137,000
Interest                                             450,000           956,000
Insurance                                          5,620,000         3,607,000
Operating expenses payable                         3,271,000         2,748,000
Other                                              5,459,000         5,631,000
                                                 -----------       -----------
                                                 $19,221,000       $18,079,000
                                                 ===========       ===========

4. Effective March 15, 1995 the Credit Agreement was amended whereby its term was extended by two years to December 31, 2000, the limit on capital expenditures that the Company may incur in any fiscal year was increased from $10,000,000 to $13,000,000 and the interest rate that the Company must pay on outstanding borrowings was reduced and will be 12.5 to 50 basis points less than the prior rate depending on the interest rate option selected by the Company. Furthermore, the amendment permits the Company, until March 31, 1996, to expend up to $3,000,000 to repurchase shares of its common stock in addition to purchases already permitted under the Credit Agreement as discussed below so long as no proceeds from borrowings under the Credit Agreement are utilized for such purpose. On May 2, 1995, the Company announced that its Board of Directors had approved the repurchase of approximately 112,000 shares of its common stock from time to time in either open market or privately negotiated transactions. This authorization was in addition to the purchase of 38,100 shares by the Company on April 21, 1995.

     The Credit Agreement contains various restrictions, among which are provisions restricting the Company from paying cash dividends or purchasing, redeeming or retiring its stock unless consolidated tangible net worth (TNW), as defined, is greater than $16,500,000 both immediately before and after giving effect to such dividend, purchase, redemption or retirement. Furthermore, any such payments are limited to an annual amount not to exceed the lesser of (i) $1,200,000 or (ii) 50% of consolidated net income, as defined, for the most recently ended fiscal year. On November 18, 1994, the Board of Directors of the Company declared a regular semi-annual dividend of 25 cents per share of common stock, aggregating $314,000, which was paid on January 4, 1995. At March 31, 1995, the Company's TNW was $23,920,000. Pursuant to the Credit Agreement the Company may advance up to $2,000,000 to the Venture in any fiscal year or up to $4,000,000 during the term of the Credit Agreement, net of any distributions received from the Venture by the Company during such periods. Since the inception of the Credit Agreement the Company has increased its net advances to the Venture by $2,249,000.

5. The Company had an option which was exercisable until January 31, 1994 to renew the subleases (Subleases) covering its fixed base operation (FBO) locations at several Canadian airports beyond their October 31, 1994 expiration dates. The renewal option provided that it could only be exercised for all of the FBO locations. These FBO's had experienced operating losses, and the Company had previously determined that it would not renew the Subleases on their then present terms and conditions. Negotiations with the Company's landlord to revise the sublease terms were not successful, and the Company did not exercise its renewal option. Accordingly, the term of the Subleases expired on October 31, 1994. At June 30, 1993, the Company accelerated the amortization of the remaining carrying value of its sublease rights in the amount of $4,287,000. The Company's decision not to exercise its renewal option is not expected to have a further material effect on its consolidated financial position or results of operations.

6. The Company has an option which is exercisable until May 31, 1995 to renew the lease on a hangar facility at a domestic airport location. The Company has determined that it will not exercise its renewal option and, accordingly, the term of the lease will expire on May 31, 1995. At March 31, 1995, the Company accelerated the amortization of the remaining carrying value of its leasehold improvements made to this hangar facility in the amount of $744,000, which amount is included in depreciation and amortization in the accompanying consolidated statements of earnings. The Company's decision not to exercise its renewal option is not expected to have a further material effect on its consolidated financial position or results of operations.

7. Effective with the Company's July 1, 1993 adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company provided a 100% valuation allowance for the net operating loss carryforwards and depreciation differences relating to its Canadian operations since realization of the related deferred tax assets was uncertain at that time. The net change in the valuation allowance for deferred tax assets for the nine months ended March 31, 1995 was a decrease of $2,232,000. The decrease reflects the utilization of a portion of the Company's Canadian depreciation differences to offset its provision for foreign income taxes in the amount of $800,000, and the recognition of $1,300,000 of deferred tax assets resulting from a reevaluation of the operating results of the Company's Canadian subsidiary.

8. Certain reclassifications of fiscal 1994 balances have been made to conform with the fiscal 1995 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
- -------------------------------------------------------------------------------

Results of Operations

     Revenues for the three and nine months ended March 31, 1995 decreased $13.0 and $8.0 million, or 25.5% and 7.2%, respectively, compared with the corresponding periods of the previous year. The decrease reflects lower: (i) snow removal revenues of $13.2 and $13.1 million, respectively, due mainly to the mild winter weather in the United States during fiscal 1995; (ii) aircraft fueling and hangar rental revenues in Canada of $1.7 and $4.1 million, respectively, due to lower volumes of retail fuel sales and the expiration on October 31, 1994 of the Company's subleases (see Note 5) at its Canadian fixed base operations (FBO's); and (iii) revenues due to the effect of fluctuation in the average rates of exchange used in translating Canadian revenues to their U.S. dollar equivalent. Partially offsetting the revenue decreases were higher: (i) ground handling service revenues (net of decreased sales volumes of deicing fluid) of $.2 and $4.8 million, respectively, due primarily to expanded services to new and existing customers and to a new contract to provide various winter related aircraft ground handling services at Terminal 1 in Toronto's Lester B. Pearson International Airport; (ii) domestic aircraft fueling revenues of $1.6 and $3.8 million, respectively, resulting primarily from expanded intoplane fueling services at new and existing locations; and (iii) ground transportation revenues of $.5 and $1.6 million, respectively, due mainly to expanded services to existing customers.

     Costs and expenses for the three and nine months ended March 31, 1995 decreased $8.7 and $3.8 million, or 20.2% and 3.8%, respectively, compared with the corresponding periods of the previous year. Operating costs for the three and nine months ended March 31, 1995 decreased $6.2 and $1.3 million, or 17.8% and 1.7%, respectively, compared with the corresponding periods of the previous year. The decrease was attributable to lower: (i) snow removal costs due to the mild winter weather in the U.S.; (ii) fuel and facility rental costs in Canada due to lower volumes of retail fuel sales and the expiration on October 31, 1994 of the Company's subleases (see Note 5) at the Company's Canadian FBO's; and (iii) the effect of fluctuation in the average rates of exchange used in translating Canadian costs to their U.S. dollar equivalent. Partially offsetting the decreases were higher: (i) domestic labor and related costs due primarily to expanded services to new and existing customers; (ii) rental costs due mainly to equipment funded under operating leases related to expanded intoplane fueling and ground transportation services; (iii) labor and related costs associated with ground handling operations in Canada due primarily to expanded services to new and existing customers; and (iv) domestic maintenance associated with expansion of the Company's fleet of equipment.

     Depreciation and amortization expenses for the three and nine months ended March 31, 1995 increased $.7 and $.6 million, or 39.1% and 10.4%, respectively, compared with the corresponding periods of the previous year. The increase was due to the accelerated amortization of the remaining carrying value of leasehold improvements made to a hangar facility at a domestic airport location (see Note 6).

     Selling, general and administrative expenses for the three and nine months ended March 31, 1995 decreased $3.1 and $2.4 million, or 47.2% and 19.0%, respectively, compared with the corresponding periods of the previous year.
The decrease reflects: (i) the absence of an accrual of $2.3 million made in the quarter ended March 31, 1994 for the uninsured portion of a jury award rendered against the Company in a civil lawsuit (which accrual was reversed in the following quarter), and (ii) a lower provision in the current year periods with respect to the Company's Executive Incentive Program.

     Interest expense for the three and nine months ended March 31, 1995 decreased $.2 and $.6 million, or 64.7% and 55.3%, respectively, compared with the corresponding periods of the previous year due mainly to lower average outstanding borrowings and the increase in the Company's capitalization of interest on its advances to the joint venture in Hawaii (the Venture).

     Earnings before equity in loss of joint venture, provision (benefit) for income taxes and cumulative effect of change in the method of accounting for income taxes for each of the three and nine months ended March 31, 1995, decreased $4.2 million compared with the corresponding periods of the previous year due primarily to: (i) reduced results from snow removal operations and lower sales volumes of deicing fluid due mainly to the mild winter weather in the U.S.; and (ii) the accelerated amortization of the remaining carrying value of leasehold improvements as noted above. Partially offsetting the decreases were: (i) lower selling, general and administrative expenses as described above; (ii) improved results from ground handling operations (net of deicing fluid sales); (iii) lower interest expense - net; and (iv) improved results from domestic aircraft fueling and ground transportation operations.

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

     The Company's 50% share of losses from the Venture for the three and nine months ended March 31, 1995 increased $.2 and $.5 million, respectively, compared with the corresponding periods of the previous year. The Venture's losses result primarily from a lack of sales of the Venture's land parcels, which sales have been negatively impacted by general economic conditions and the cessation of interest capitalization by the Venture on Phase IV of the Project as of July 1, 1994. As is usual for companies with land development operations, the contribution to future results from such operations will fluctuate depending upon land sales closed in each reported period.

     The state of the North American aviation industry has resulted in increased competitive pressures on the pricing of aviation services and in the exploration of alliances between major commercial airline carriers. While these factors may have an adverse effect on the Company, the state of the airline industry has resulted in several airlines outsourcing services to independent aviation service companies, and this trend has provided additional opportunities for the Company. The Company is unable, at this time, to evaluate the future effects of these factors nor the impact of the Open Skies Agreement between the United States and Canada, whereby there will be more access for airlines to fly between these bordering countries. Furthermore, the economic climate is having and may continue to have a negative impact upon the sale of land parcels in Hawaii.

     The Company's provision for income taxes for each of the three and nine months ended March 31, 1995, decreased $3.7 million compared with the corresponding periods of the previous year. The decrease reflects: (i) lower federal and state tax provisions of $2.4 million in both periods due to decreased pre-tax earnings in the U.S. associated primarily with the reduction in snow removal services and an increase in the Company's share of losses from the Venture; and (ii) the recognition in the current year period of $1.3 million of deferred tax assets resulting from a reevaluation of the operating results of the Company's Canadian subsidiary (see Note 7). In addition, during the nine months ended March 31, 1995 and 1994, the Company utilized $1.8 and $1.7 million, respectively, of its Canadian depreciation differences and Canadian net operating loss carryforwards, to offset its provision for foreign income taxes in the amount of $.8 and $.7 million, respectively.

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and reported a benefit of $450,000 as the cumulative effect of the change in the method of accounting for income taxes. Such benefit was reported inclusive of the effect of Canadian depreciation differences and net operating loss carryforwards, net of the related valuation allowance, in the consolidated statement of earnings for the nine months ended March 31, 1994.

Liquidity and Capital Expenditures and Commitments

     The Company's recurring sources of liquidity are funds provided from operations and bank lines of credit. The Company has a Revolving Credit Agreement (the Credit Agreement) with a group of banks which provides for a revolving credit facility. Effective March 15, 1995 the Credit Agreement was amended whereby its term was extended by two years to December 31, 2000, the limit on capital expenditures that the Company may incur in any fiscal year was increased from $10.0 to $13.0 million, and the interest rate that the Company must pay on outstanding borrowings was reduced and will be 12.5 to 50 basis points less than the prior rate depending on the interest rate option selected by the Company. Furthermore, the amendment permits the Company, until March 31, 1996, to expend up to $3,000,000 to repurchase shares of its common stock in addition to purchases already permitted under the Credit Agreement so long as no proceeds from borrowings under the Credit Agreement are utilized for such purpose (see Note 4). Pursuant to the Amended Credit Agreement, the Company may borrow funds up to a limit of $18.3 million (the Limit) until March 31, 1997. At such time, and at the end of each subsequent quarter, the Limit will be reduced by one-sixteenth of the Limit that was in effect on December 31, 1996 until December 31, 2000, at which time the Credit Agreement terminates.
As of March 31, 1995, there were no direct borrowings and $3.7 million of letters of credit were outstanding under the Credit Agreement.

     During the nine months ended March 31, 1995 and 1994 net cash provided by operating activities was $12.6 and $13.5 million, respectively. Net cash used by advances to the Hawaii joint venture was $1.2 and $.7 million for the nine months ended March 31, 1995 and 1994, respectively. Capital expenditures net of proceeds from the sale of property and equipment were $6.6 and $7.2 million for the nine months ended March 31, 1995 and 1994, respectively. At March 31, 1995 cash and cash equivalents were $11.2 million compared with $6.7 million at June 30, 1994. At March 31, 1995 the Company had commitments to fund approximately $2.7 million for operating equipment, the majority of which is expected to be expended during the fourth quarter of fiscal 1995. Capital expenditures are primarily for equipment and facilities used in the Company's operations. The Company is unable to determine the extent of additional future capital expenditures since, as a service company, its capital expenditure requirements fluctuate depending upon facility requirements and equipment purchases associated with the Company's ability to successfully obtain additional contracts.

     On May 2, 1995, the Company announced that its Board of Directors had approved the repurchase of approximately 112,000 shares of its common stock from time to time in either open market or privately negotiated transactions. This authorization was in addition to the purchase of 38,100 shares made by the Company on April 21, 1995.

     At March 31, 1995, the Venture had commitments aggregating $2.9 million for project expenditures. Included in this amount is $1.7 million for the construction of water well equipment and a reservoir by June 30, 1996. It is currently expected that approximately $60,000 of the Venture's commitments will be expended during the remainder of fiscal 1995.

     Should the Venture be unsuccessful in its efforts to dispute the imposition on it of a 4% Hawaii excise tax, the Venture would have to expend an additional amount of up to approximately $.6 million, which has been previously accrued by the Venture. At March 31, 1995, the Venture had $100,000 of cash available for its requirements.

     During fiscal 1992, the County of Hawaii passed an ordinance pursuant to which the Venture, after subdivision approvals are obtained, would be able to develop Phase IV of the project into 1,490 units. Pursuant to such ordinance, the Venture is required to expend (in addition to the $2.9 million of commitments noted above) approximately $2.3 million for improvements and payments related to the project, which are expected to be expended subsequent to fiscal 1995. However, shortly after passage of the ordinance, a lawsuit against the County of Hawaii was filed by two local residents of Hawaii (Plaintiffs) seeking to invalidate such ordinance on various grounds including that the ordinance was adopted without following State of Hawaii procedure relating to the preparation of an Environmental Impact Statement. During fiscal 1993, the Judge in this action granted Plaintiffs' motion for partial summary judgment without indicating any effect on Phase IV zoning. The County and the Venture have appealed this ruling. The appeal was heard before the Hawaii Supreme Court in March 1994, and the Court has taken the matter under advisement. The Venture cannot, at this time, determine the impact of the Court's ruling on the timing of development of Phase IV or the expenditures related thereto.

     The Joint Venture Agreement provides that the Company and its partner in the Venture, Oxford Kohala, Inc. (the Partner), are obligated to make equal advances of any of the Venture's required fundings. It is anticipated that the Venture's capital commitments will be funded by cash flow from its operations and advances from the Company and the Partner. It is expected that any advances which the Company may be required to make to the Venture will be provided from the Company's cash flow and lines of credit. Pursuant to the Credit Agreement the Company may advance up to $2.0 million to the Venture in any fiscal year or up to $4.0 million during the term of the Credit Agreement, net of any distributions received from the Venture by the Company during such periods. Since the inception of the Credit Agreement the Company has increased its net advances to the Venture by $2.2 million. At present, it is anticipated that the advances required to meet the obligations of the Venture will not exceed the limits set forth in the Credit Agreement or that the Credit Agreement will be amended to allow for any excess. The Partner is a subsidiary of Oxford First Corporation (Oxford First). On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court dated November 28, 1994, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer funds to the Partner in an amount not to exceed $180,000 with respect to the period October 1, 1994 through December 31, 1994 and $195,000 with respect to the period January 1, 1995 through March 31, 1995, which amounts were intended to enable Oxford First to honor its obligation to make funds available to the Partner so that the Partner could make its share of advances required by the Venture. The amount authorized by the Bankruptcy Court with respect to the period January 1, 1995 through March 31, 1995 was not sufficient to allow the Partner to make its full share of required advances.
To date, the Company has opted to make additional advances (the Additional Advances) to cover the Partner's funding deficiency. As of March 31, 1995 and the date of this filing, the amount of the Additional Advances was $.3 and $.4 million, respectively. Oxford First has filed a motion with the Bankruptcy Court requesting that Oxford First be permitted to transfer funds to the Partner in an amount sufficient to allow the Partner to reimburse the Company for advances made to cover the Partner's funding deficiency and to make its share of the Venture's required fundings through September 30, 1995. During the nine months ended March 31, 1995, the Company advanced $.9 million as its 50% share of the Venture's required fundings. The Company, at present, is unable to determine whether the Bankruptcy Court will authorize Oxford First to transfer funds to the Partner subsequent to March 31, 1995 or whether any transfers authorized by the Bankruptcy Court will be sufficient in order for the Partner to so reimburse the Company and make its share of future advances to the Venture. Should the Partner be unable to make its share of such advances to the Venture, the Company has the option to make Additional Advances necessary up to the limits set forth in the Credit Agreement. The Partner did not file for reorganization under Chapter 11 of the Bankruptcy Code.

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

     The general economic climate has negatively impacted the sale of the Venture's land parcels. Since July 1, 1992 seven lots have been sold, four of which were resales of lots that had been previously foreclosed upon.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

         On May 2, 1995, the Company announced that its Board of Directors had approved the repurchase of approximately 112,000 shares of its common stock from time to time in either open market or privately negotiated transactions. The Company also said that it had amended its Revolving Credit Agreement (the Credit Agreement) with a group of banks to allow such repurchases so long as no proceeds from borrowings under the Credit Agreement are utilized for such purpose. This authorization was in addition to the previously announced purchase of 38,100 shares by the Company on April 21, 1995.

         The Credit Agreement permits the Company to expend a maximum of $1,200,000 per fiscal year for stock repurchases, subject to certain earnings and net worth tests, less the amount of any dividends paid on the Company's stock. The amendment permits the Company, until March 31, 1996, to expend up to an additional $3,000,000 to repurchase shares of its common stock. The amendment also includes provisions whereby the term of the Credit Agreement is extended by two years to December 31, 2000, the limit on capital expenditures that the Company may incur in any fiscal year is increased from $10,000,000 to $13,000,000, and the interest rate that the Company must pay on outstanding borrowings is reduced and will be 12.5 to 50 basis points less than the prior rate depending on the interest rate option selected by the Company.

Item 6.  Exhibits and Reports on Form 8-K

    a)   Exhibits

         4.4(k) Third Amendment to the Revolving Credit and Term Loan Agreement dated as of November 25, 1992 among the Registrant, various banking institutions named therein and The First National Bank of Boston, as agent, dated as of March 15, 1995.

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


                                                    HUDSON GENERAL CORPORATION
                                                    ---------------------------
                                                        (Registrant)



Date:  May 10, 1995


                                                    /s/ JAY B. LANGNER
                                                    ---------------------------
                                                        Jay B. Langner
                                                        President


                                                    /s/ MICHAEL RUBIN
                                                    ---------------------------
                                                        Michael Rubin
                                                        Chief Financial Officer

                   HUDSON GENERAL CORPORATION & SUBSIDIARIES

                                 EXHIBIT INDEX



  Exhibit
    No.                                          Exhibit                                                   Page No.
- -------------------------------------------------------------------------------------------------------------------
   4.4(k)     Third Amendment to the Revolving Credit and Term Loan Agreement dated as of
              November 25, 1992 among the Registrant, various banking institutions named
              therein and the First National Bank of Boston, as agent, dated as of March 15, 1995.           19-25

   11         Computations of Earnings Per Share Information,
              Primary and Fully Diluted, from Earnings Before
              Cumulative Effect of Change in the Method of Accounting
              for Income Taxes and Net Earnings                                                              26-30

   27         Financial Data Schedule                                                                        31-32