Form 10-K405
period 1995-06-30
HUDSON GENERAL CORP
filed 1995-09-19
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to____________________

Commission file number 1-5896
                           HUDSON GENERAL CORPORATION
             (Exact Name of Registrant as specified in its charter)

               Delaware                                               13-1947395
---------------------------------------------                    --------------------
         (State or other jurisdiction of                           (I.R.S. Employer
         incorporation or organization)                           Identification No.)

        111 Great Neck Road, Great Neck, N.Y.                            11021
---------------------------------------------                          ----------
         (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code                     (516) 487-8610

Securities registered pursuant to Section 12(b) of the Act:

                                                                     Name of each exchange on
         Title of each class                                         which registered
         -------------------                                         -----------------------------
         Common Stock, $1 par value                                  American Stock Exchange, Inc.
         7% Convertible Subordinated Debentures
         Due 2011                                                    American Stock Exchange, Inc.
----------------------------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                     None
----------------------------------------------------------------------------------------------------

                                (Title of Class)

Indicate by a checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of Registrant based on the closing price on August 7, 1995 was $18,253,708.

The number of shares outstanding (net of treasury stock) of the Registrant's common stock as of August 7, 1995 was 1,157,202 shares.

Specific portions of the following documents are incorporated herein by reference in the parts hereof indicated, and only such specific portions are to be deemed filed as part of this report:

                        Document                                                        Part
                        --------                                                        ----
1995 Proxy Statement of Registrant (to be filed with
the Commission pursuant to Regulation 14A no later than 120 days
after the close of its fiscal year)                                                     III
Registrant's 1995 Annual Report to Shareholders                                      I, II, IV

PART I

ITEM 1.          BUSINESS

                 General Development of Business

                 Hudson General Corporation (the "Company" or "Registrant") was organized in Delaware in 1961. The Company is principally engaged in providing a broad range of services to the aviation industry. The services, which are conducted by the Company and its subsidiaries, include aircraft ground handling; aircraft deicing; aircraft fueling; ground transportation services; snow removal; fuel management; cargo warehousing; ramp sweeping and glycol recovery; the sale, leasing and maintenance of ground support equipment; specialized maintenance services and the leasing of hangar, office and tie-down space to private aircraft owners. On October 31, 1994, the Company ceased its fixed base operations in Canada (see Note 4 to Item 14(a)(1) Financial Statements). In addition to its aviation services, the Company is a 50% partner with Oxford First Corporation in a joint venture for the development and sale of land on the Island of Hawaii (see Note 6 to Item 14(a)(1) Financial Statements).

Narrative Description of Business

                 The Company's snow removal and aircraft deicing services are seasonal in nature. The results of these operations are normally reflected in the second and third quarters of the fiscal year, and fluctuate depending upon the severity of the winter season. Additional information required to be provided under this item is incorporated by reference from pages 3-8 of the Registrant's 1995 Annual Report to Shareholders.

General Information

                 The Company does not spend a material amount for research or development activities.

                 During the years ended June 30, 1995, 1994, and 1993, sources of the Company's revenues which exceeded 10% of consolidated revenues in any year were: aircraft ground handling services (including deicing) $74,334,000, $68,291,000 and $67,811,000; aircraft fueling services (including fixed base operations) $22,923,000, $21,936,000 and $23,586,000; ground transportation services $23,802,000, $22,171,000 and $20,567,000; and snow removal services
$3,706,000, $17,871,000 and $8,933,000, respectively (Note: Foreign revenues included above are translated at the average rates of exchange in their respective fiscal years).

                 No customer of the Company accounted for more than 10% of consolidated revenues during fiscal 1995.

                 The Company's services are generally subject to competitive bidding, and the Company competes principally with airlines and other aviation services companies, some of which are larger and have resources greater than the Company. The major bases of competition are the prices at which services are offered and the quality and efficiency in the performance of services.

                 The compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment has not to date had a material effect upon the Company's capital expenditures, results of operations or competitive position. However, the federal government and many state and local governments have enacted or proposed legislation and regulations with respect to storage facilities for fuel, petroleum-based products and chemicals, the disposal of hazardous waste materials, storm water discharges, and financial responsibility for possible liability exposures relating to fuel storage facilities. Compliance with such legislation and regulations has resulted in expenditures by the Company, including expenditures for the testing, decommissioning and/or replacement of certain of its fuel and deicing fluid storage facilities, and the clean-up of fuel spills. The Company is presently engaged in several such decommissioning, replacement and clean-up projects, and it is anticipated that additional such expenditures, the amount of which is presently not expected to be material, will be required.

                 In addition, airport authorities are coming under increasing pressure to clean-up previous contamination at their facilities, and are seeking financial contributions from airport tenants and companies which operate at their airports. The Company cannot predict at this time, the amount, if any, that it may be required to pay in connection with such airport authority initiatives.

                 The Company employs an aggregate of approximately 3,700 persons.

Financial Information About Foreign and Domestic Operations and Export Sales

                 The Company operates in only one industry segment. For information as to foreign operations, see Note 4 to Item 14(a)(1) Financial Statements. For information relating to the Company's investment in a joint venture to develop and sell land in Hawaii (the Venture), see Note 6 to Item 14(a)(1) Financial Statements.

ITEM 2.          PROPERTIES

                 The Company's executive offices at 111 Great Neck Road, Great Neck, New York contain approximately 13,000 square feet and are under lease through December 31, 2002.

                 The Company also leases office, warehouse, hangar and maintenance shop space as well as fuel storage facilities at various airport locations in the United States and Canada. These leases expire at various
dates through 2005 and contain various renewal options through 2020.   A
portion of this leased space has been sublet to non-affiliated sublessees. The properties owned and leased by the Company are suitable and adequate to conduct its business.

                 For information relating to the Company's interest in land in Hawaii, see Note 6 to Item 14(a)(1) Financial Statements and page 8 of the Registrant's 1995 Annual Report to Shareholders.

ITEM 3.          LEGAL PROCEEDINGS

                 In 1988, Texaco Canada Inc. (Texaco) (now known as McColl-Frontenac Inc.) instituted a suit in the Supreme Court of Ontario, Canada against the Company and Petro-Canada, Inc., the corporation which supplied aviation fuel for the Company's Canadian fixed base operations. The suit's allegations, as amended in 1992, are that the defendants interfered with contractual and fiduciary relations and induced the breach of a fuel supply agreement between Texaco and Innotech Aviation Limited (Innotech) in connection with the purchase by the Company from Innotech in 1984 of certain assets of Innotech's airport ground services business. The suit seeks compensatory and punitive damages totaling $110,000,000 (Canadian) (approximately $80,000,000 (U.S.)) plus all profits earned by the defendants subsequent to the alleged breach. A trial date has been set for May 1996.

                 Innotech (which due to a name change is now called Aerospace Realties (1986) Limited) has agreed to defend and indemnify the Company against claims of whatever nature asserted in connection with, arising out of or resulting from the fuel supply agreement with Texaco, and is defending the Company in the suit by Texaco.

                 Company management believes, and counsel for the Company has advised based on available facts, that the Company will successfully defend this action.

                 In March 1994 a jury in New York State Supreme Court in Manhattan, New York rendered a verdict against the Company in a civil lawsuit for personal injuries and awarded the plaintiff a total of $21,436,000 in damages, of which $19,186,000 is covered by insurance. The suit arose from an accident involving a collision between a Company vehicle and another vehicle at JFK International Airport in New York. At March 31, 1994, the Company accrued a provision for the entire uninsured punitive damage amount of $2,250,000 in the Company's consolidated statements of operations. In

June 1994, as a result of a ruling by the judge in the case vacating the uninsured punitive damage award against the Company, the Company reversed the $2,250,000 provision which it had previously accrued. The judge also ruled that the jury's award of compensatory damages was excessive in several respects, and held that this award should be reduced to $9,600,000. The compensatory damages are fully covered by insurance. The Company's insurance carrier has appealed the judge's ruling, seeking to further reduce the jury's award. As a result, it is anticipated that the plaintiff will cross-appeal the judge's ruling, seeking to reinstate the jury award including punitive damages. Company management and appellate counsel for the Company believe that the Appellate Division is unlikely to award punitive damages to the plaintiff.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable


ADDITIONAL ITEM

                       EXECUTIVE OFFICERS OF THE COMPANY


   Name                    Age          Position with Company
   ----                    ---          ---------------------
Jay B. Langner              65          Chairman of the Board, President, Chief Executive Officer and Director

Paul R. Pollack             53          Executive Vice President and Chief Operating Officer

Michael Rubin               48          Executive Vice President and Chief Financial Officer

Raymond J. Rieder           45          Senior Vice President and Chief Marketing Officer

Fernando DiBenedetto        46          Senior Vice President - Operations

Donald S. Croot             66          Vice President-Canadian Operations

Noah E. Rockowitz           46          Vice President, Secretary and General Counsel

         No family relationships exist among the executive officers of the Company. Each of the executive officers holds office at the pleasure of the Board of Directors, except as noted below.

         Mr. Langner has served as a Director of the Company since 1961 and as Chairman since 1977. He has served as President since 1989 and previously served in such capacity from 1961 until 1979. The Company has an employment contract with Mr. Langner pursuant to which Mr. Langner has agreed to render services to the Company as Chairman, President and Chief Executive Officer for a period ending January 31, 1998.

         Mr. Pollack has served as Executive Vice President and Chief Operating Officer of the Company since 1990, and prior thereto as Senior Vice President since 1984. He has been employed in various capacities with the Company, including as a divisional officer, since 1968. Mr. Pollack is a Certified Public Accountant.

         Mr. Rubin has served as Executive Vice President and Chief Financial Officer of the Company since 1990, and has been Treasurer of the Company since 1983. Previously, Mr. Rubin had been Vice President-Finance since 1985. He has been employed in various capacities with the Company since 1971. Mr. Rubin is a Certified Public Accountant.

         Mr. Rieder has served as Senior Vice President and Chief Marketing Officer of the Company since 1990, and prior thereto as Vice President - Marketing since 1984. He has been employed in various capacities with the Company, including as a divisional officer, since 1967.

         Mr. DiBenedetto has served as Senior Vice President-Operations since July 26, 1994. Prior thereto he was Vice President- Operations since 1984. He has been employed in various capacities with the Company, including as a divisional officer, since 1970.

         Mr. Croot has served as Vice President-Canadian Operations of the Company since 1989. He has been employed in various capacities with the Company, including as a divisional officer, since 1968.

         Mr. Rockowitz has served as Vice President-General Counsel since 1985 and as Secretary since 1986. Prior to joining the Company in 1985, he had been Corporate Secretary and Assistant General Counsel of Belco Petroleum Corporation since 1978.

         The Company has employment contracts with Messrs. Pollack, Rubin, Rieder, DiBenedetto and Rockowitz which currently extend until December 31, 1995 and are subject to extension for additional two year periods unless on or before the September 30th preceeding any then-existing expiration date, the Company notifies the executive that it elects not to so extend the term. The Company also has an employment contract with Mr. Croot which may be terminated by the Company as of any December 31st.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The information required to be provided under Part II, Item 5(a) and
(c) is incorporated by reference from page 13 of the Registrant's 1995 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data". At June 30, 1995, there were 220 holders of record of the Company's common stock.

         The Company's Revolving Credit Agreement, as amended (Credit Agreement), contains certain limitations on the payment of dividends (see Note 5 to Item 14(a)(1) Financial Statements) including limiting the payment of dividends (other than stock dividends) and the purchase, redemption or retirement by the Company of its stock to an annual amount not to exceed the lesser of (i) $1,200,000 or (ii) 50% of consolidated net income, as defined, for the most recently ended fiscal year. In addition, the Company is restricted from paying cash dividends or purchasing, redeeming or retiring its stock unless tangible net worth (TNW), as defined, is greater than $16,500,000. At June 30, 1995 TNW was $22,298,000. The Credit Agreement also permits the Company, until March 31, 1996, to expend up to an additional $3,000,000 to repurchase shares of its common stock so long as no proceeds from borrowings under the Credit Agreement are utilized for such purpose. The Board of Directors has approved the repurchase of up to 150,000 shares of the Company's common stock from time to time in either open market or privately negotiated transactions. As of August 25, 1995 the Company had repurchased 112,800 shares in the open market for an aggregate purchase price of approximately $2,000,000 pursuant to this authorization.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required to be provided under Part II, Item 6 is incorporated by reference from page 13 of the Registrant's 1995 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required to be provided under Part II, Item 7 is incorporated by reference from pages 9-12 of the Registrant's 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and the independent auditors' report thereon of KPMG Peat Marwick LLP, independent certified public accountants, for the Company's fiscal years ended June 30,
1995, 1994 and 1993 are filed pursuant to Item 14(a)(1) of this Report.    The
financial statements and the required financial statement schedule of the Venture and the independent auditors' report thereon of KPMG Peat Marwick LLP, independent certified public accountants, for the fiscal years ended June 30, 1995, 1994 and 1993 are filed pursuant to Item 14(d) of this Report. All such financial statements and financial statement schedule are incorporated herein by reference.

         Selected quarterly financial data of the Registrant for the fiscal years ended June 30, 1995 and 1994 appears in Note 12 to Item 14(a)(1) Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not Applicable

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required to be provided under Part III, Item 10, relative to Directors of the Registrant is incorporated by reference from the Registrant's 1995 definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A no later than 120 days after the close of its fiscal year and, relative to executive officers, to Part I of this report under the caption "Executive Officers of the Company".

ITEM 11.         EXECUTIVE COMPENSATION

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be provided under Part III, Items 11, 12 and 13 is incorporated by reference from the Registrant's 1995 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

(a)(1)

Financial Statements of the Registrant, all of which are incorporated herein by reference to the Registrant's 1995 Annual Report to Shareholders.

Independent Auditors' Report of KPMG Peat Marwick LLP, independent auditors, appearing on page 24 of the 1995 Annual Report to Shareholders.

Consolidated Balance Sheets of Hudson General Corporation and Subsidiaries at June 30, 1995 and 1994, appearing on page 15 of the 1995 Annual Report to Shareholders.

Consolidated Statements of Operations of Hudson General Corporation and Subsidiaries for the Years Ended June 30, 1995, 1994 and 1993, appearing on page 14 of the 1995 Annual Report to Shareholders.

Consolidated Statements of Cash Flows of Hudson General Corporation and Subsidiaries for the Years Ended June 30, 1995, 1994 and 1993, appearing on page 17 of the 1995 Annual Report to Shareholders.

Consolidated Statements of Stockholders' Equity of Hudson General Corporation and Subsidiaries for the Years Ended June 30, 1995, 1994 and 1993 appearing on page 16 of the 1995 Annual Report to Shareholders.

Notes to Consolidated Financial Statements appearing on pages 18-24 of the 1995 Annual Report to Shareholders.

                                                                                                                   Location
                                                                                                                   --------
                                                                                                                    in 10-K
                                                                                                                    -------
(a)(2)

Financial Statements of Kohala Joint Venture and Subsidiary:

Independent Auditors' Report of KPMG Peat Marwick LLP.                                                                F2

Consolidated Balance Sheets of Kohala Joint Venture and Subsidiary at June 30, 1995 and 1994.                         F3

Consolidated Statements of Operations and Partners' Deficit of Kohala Joint Venture and Subsidiary for the            F4
Years Ended June 30, 1995, 1994 and 1993.

Consolidated Statements of Cash Flows of Kohala Joint Venture and Subsidiary for the Years Ended June 30,             F5
1995, 1994 and 1993.

Notes to Consolidated Financial Statements.                                                                         F6-F12

Financial Statement Schedule of Kohala Joint Venture and
Subsidiary for the Years Ended June 30, 1995, 1994 and 1993:

II - Valuation and Qualifying Accounts                                                                               F13

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required therein is set forth in all material respects in the financial statements, including the notes thereto.

(a)(3)                 Exhibits



       EXHIBIT
         NO.                              EXHIBIT DESCRIPTION
       -------         ---------------------------------------------------------


       3.1 Restated Certificate of Incorporation of the Registrant, as amended to date, filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1986, incorporated herein by reference.

       3.2             By-laws of the Registrant, as amended to date, filed as
                       Exhibit 3.2(b) to Quarterly Report on Form 10-Q for the quarter ended December 31, 1991, incorporated herein by reference.

       4.4(a) Revolving Credit and Term Loan Agreement dated as of November 25, 1992 among the Registrant, various banking institutions named therein and The First National Bank of Boston, as agent, filed as Exhibit 4.4(h) to Current Report on Form 8-K filed December 4, 1992, incorporated herein by reference.

       4.4(b) First Amendment to the Revolving Credit and Term Loan Agreement dated as of November 25, 1992 among the Registrant, various banking institutions named therein and The First National Bank of Boston, as agent, dated as of August 31, 1993 filed as Exhibit 4.4(i) to Annual Report on Form 10-K for the fiscal year ended June 30, 1993, incorporated herein by reference.

       4.4(c) Second Amendment to the Revolving Credit and Term Loan Agreement dated as of November 25, 1992 among the Registrant, various banking institutions named therein and The First National Bank of Boston, as agent, dated as of December 21, 1993 filed as Exhibit 4.4(j) to Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, incorporated herein by reference.

       4.4(d) Third Amendment to the Revolving Credit and Term Loan Agreement dated as of November 25, 1992 among Registrant, various banking institutions named therein and The First National Bank of Boston, as agent, dated as of March 15, 1995 filed as Exhibit 4.4(k) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, incorporated herein by reference.

       4.4(e) Revolving Credit Agreement dated as of November 25, 1992 among Hudson General Aviation Services Inc., various banking institutions named therein and Bank of Boston Canada, as agent, filed as Exhibit 4.4(i) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, incorporated herein by reference.

       4.4(f) First Amendment to the Revolving Credit Agreement dated as of November 25, 1992 among Hudson General Aviation Services Inc., various banking institutions named therein and The Chase Manhattan Bank of Canada, as successor agent, dated as of March 15, 1995.

       4.6 Indenture dated as of July 1, 1986 between the Registrant and Chemical Bank (Delaware), relating to the Registrant's 7% Convertible Subordinated Debentures Due 2011, filed as Exhibit 4.1 to Amendment No. 1 to Form S-2 Registration Statement under the Securities Act of 1933, Registration No. 33-6689, incorporated herein by reference.

       10.1(a) Development Agreement dated April 29, 1981 between Kahua Ranch, Limited, and the Registrant, filed as Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1981, incorporated herein by reference.

       10.1(b) Amended and Restated Joint Venture Agreement dated April 29, 1981 between Hudson Kohala Inc. and The Hilton Head Company of Hawaii, Inc. (now Oxford Kohala, Inc.), filed as Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1981, incorporated herein by reference.

       10.1(c) First Amendment to the Joint Venture Agreement, Amendment and Restatement dated April 29, 1981, such Amendment being effective as of June 30, 1984, filed as
                       Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1984, incorporated herein by reference.

       10.1(d) Receivable Sales Agreement dated January 3, 1990, with amendment letters dated June 22, 1990 and August 2, 1990, between the Registrant and Oxford First Corporation and Oxford Kohala, Inc., filed as Exhibit 10.1(d) to Annual Report on Form 10-K for the fiscal year ended June 30, 1990, incorporated herein by reference.

       10.1(e) Commitment Agreement to Purchase Receivables dated January 3, 1990, with amendment letter dated August 2, 1990, between Kohala Joint Venture and The Oxford Finance Companies, Inc., filed as Exhibit 10.1(e) to Annual Report on Form 10-K for the fiscal year ended June 30, 1990, incorporated herein by reference.

       10.1(f) Agreement constituting an amendment to the Joint Venture Agreement, Amendment and Restatement dated April 29, 1981, dated November 2, 1990 among the Registrant, Hudson Kohala Inc., Oxford Kohala, Inc. and Oxford First Corporation relating to receivables of the Kohala Joint Venture, filed as Exhibit 10.1(f) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, incorporated herein by reference.

       10.1(g) Agreement constituting an amendment to the Joint Venture Agreement, Amendment and Restatement dated April 29, 1981, dated September 5, 1991 among the Registrant, Hudson Kohala Inc., Oxford Kohala, Inc. and Oxford First Corporation relating to distributions from the Kohala Joint Venture, filed as Exhibit 10.1(g) to Annual Report on Form 10-K for the fiscal year ended June 30, 1991, incorporated herein by reference.

       10.1(h) Agreement constituting an amendment to the Joint Venture Agreement, Amendment and Restatement dated April 29, 1981, dated September 26, 1991 among the Registrant, Hudson Kohala Inc., Oxford Kohala, Inc. and Oxford First Corporation relating to distributions from the Kohala Joint Venture, filed as Exhibit 10.1(h) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, incorporated herein by reference.

       10.1(i) Second Amendment to the Joint Venture Agreement, Amendment and Restatement dated April 29, 1981, such Amendment being effective as of October 1, 1994, filed as Exhibit 10.1(i) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, incorporated herein by reference.

       10.2* 1981 Non-Qualified Stock Option and Stock Appreciation Rights Plan, filed as Exhibit 15.1 to Form S-8 Registration Statement under the Securities Act of 1933, Registration No. 2-75137, incorporated herein by reference.

       10.3* 1981 Incentive Stock Option and Stock Appreciation Rights Plan, filed as Exhibit 15.2 to Form S-8 Registration Statement under the Securities Act of 1933, Registration No. 2-75137, incorporated herein by reference.

       10.4(a)* Form of Severance Agreement, dated as of June 3, 1986, between the Registrant and Michael Rubin, filed as
                       Exhibit 10.5(a) to Annual Report on Form 10-K for the fiscal year ended June 30, 1988, incorporated herein by reference.

       10.4(b)* Amended schedule of executive officers entitled to benefits of Severance Agreements, filed as Exhibit 10.4(b) to Annual Report on Form 10-K for the fiscal year ended June 30, 1990, incorporated herein by reference.

       10.5(a)* Employment Agreement dated July 28, 1988, between the Registrant and Jay B. Langner, filed as Exhibit 10.6(a) to Annual Report on Form 10-K for the fiscal year ended June 30, 1988, incorporated herein by reference.

       10.5(b)* Amendment dated April 16, 1990, amending the Employment Agreement between the Registrant and Jay B. Langner dated as of July 28, 1988, filed as Exhibit 10.5(b) to Annual Report on Form 10-K for the fiscal year ended June 30, 1990, incorporated herein by reference.

       10.5(c)* Amendment dated August 16, 1994, amending the Employment Agreement between the Registrant and Jay B. Langner dated as of July 28, 1988, as amended, filed as Exhibit 10.5(c) to Annual Report on Form 10-K for the fiscal year ended June 30, 1994, incorporated herein by reference.

       10.5(d)* Severance Agreement dated April 16, 1990 between the Registrant and Jay B. Langner, filed as Exhibit 10.5(c) to Annual Report on Form 10-K for the fiscal year ended June 30, 1990, incorporated herein by reference.

       10.7(a)* Form of Employment Agreement, dated February 8, 1990, between the Registrant and Michael Rubin, filed as
                       Exhibit 10.7(a) to Annual Report on Form 10-K for the fiscal year ended June 30, 1990, incorporated herein by reference.

       10.7(b)* Schedule of executive officers entitled to benefits of Employment Agreements, filed as Exhibit 10.7(b) to Annual Report on Form 10-K for the fiscal year ended June 30, 1990, incorporated herein by reference.

       10.8* Employment Agreement dated September 21, 1990 between the Registrant and Donald S. Croot, filed as Exhibit
                       10.9 to Annual Report on Form 10-K for the fiscal year ended June 30, 1991, incorporated herein by reference.

       10.9* Description of Executive Incentive Program adopted by the Compensation Committee of the Board of Directors on December 1, 1993, filed as Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, incorporated herein by reference.

       11 Computation of Earnings (Loss) Per Share Information - primary and fully diluted.

       13 The Registrant's 1995 Annual Report to Shareholders, which report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed to be filed as part of this filing.

       21              Subsidiaries of the Registrant.

       23 Consent of KPMG Peat Marwick LLP, the Company's independent auditors, to the incorporation by reference into the Company's Registration Statement on Form S-8, as amended, Registration No. 2-75137.

      (b) No reports on Form 8-K have been filed by Registrant during the last quarter of the period covered by this report.

      (c)              Reference is made to Item 14(a)(3) above.

      (d)              Reference is made to Item 14(a)(2) above.


       * Denotes management contract for compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned Chief Executive, Chief Financial and Chief Accounting Officers, thereunto duly authorized on the 15th day of September 1995.


HUDSON GENERAL CORPORATION

    /s/      Signature                                                  Title
             ---------                                                  -----

    /s/      Jay B. Langner                             Chairman of the Board, President and
             --------------                             Chief Executive Officer
             Jay B. Langner


    /s/      Michael Rubin                              Executive Vice President and Chief
             -------------                              Financial Officer
             Michael Rubin


    /s/      Barry I. Regenstein                        Vice President and Controller
             -------------------
             Barry I. Regenstein


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities as Directors on the 15th day of September 1995.


    /s/      Jay B. Langner                                             /s/      Hans H. Sammer
             --------------                                                      --------------
             Jay B. Langner                                                      Hans H. Sammer


    /s/      Milton H. Dresner                                          /s/      Richard D. Segal
             -----------------                                                   ----------------
             Milton H. Dresner                                                   Richard D. Segal


    /s/      Edward J. Rosenthal                                        /s/      Stanley S. Shuman
             -------------------                                                 -----------------
             Edward J. Rosenthal                                                 Stanley S. Shuman

                              KOHALA JOINT VENTURE
                                 AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE
                                  (FORM 10-K)

                          JUNE 30, 1995, 1994 AND 1993

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)





                                       F1

                          Independent Auditors' Report


The Board of Directors
Hudson General Corporation

The Board of Directors
Oxford First Corporation:


We have audited the accompanying consolidated balance sheets of the Kohala Joint Venture and subsidiary as of June 30, 1995 and 1994 and the related consolidated statements of operations and partners' deficit, and cash flows for each of the years in the three-year period ended June 30, 1995. We have also audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Venture's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

For the years ended June 30, 1995, 1994 and 1993, the Venture incurred net losses of $5,495,300, $3,601,800 and $5,575,500, respectively, and at June 30,
1995 the amount of the partners' deficit was $9,331,900. Additionally, in 1995, 1994 and 1993 the partners advanced $2,346,100, $1,740,000 and
$2,150,000, respectively, to the Venture. Unless land sales increase significantly, additional contributions from the partners will be required in fiscal 1996.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Kohala Joint Venture and subsidiary as of June 30, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                  KPMG PEAT MARWICK LLP


Jericho, New York
August 16, 1995





                                       F2

                      KOHALA JOINT VENTURE AND SUBSIDIARY

                          Consolidated Balance Sheets

                             June 30, 1995 and 1994


                                   Assets                                                       1995             1994
                                   ------                                                       ----             ----
Cash and cash equivalents                                                               $       89,000          121,100
Accounts receivable                                                                             43,500           31,900
Accrued interest receivable                                                                    239,900          263,600
Mortgage notes receivable, net (including amounts from related parties of
  $1,073,600 and $1,508,700 in 1995 and 1994, respectively)                                  7,448,200        9,901,800
Land and development costs                                                                  26,863,000       26,254,700
Property, plant and equipment, net                                                           1,705,000        1,782,600
Model home, net                                                                                687,200          780,800
Foreclosed real estate, net                                                                  2,395,200        2,138,400
Other                                                                                           68,800           75,900
                                                                                           -----------      -----------
                                                                                        $   39,539,800       41,350,800
                                                                                           ===========      ===========


                      Liabilities and Partners' Deficit

Liabilities:
  Notes payable                                                                         $    3,402,400        4,758,400
  Partner advances and accrued interest payable                                             44,047,500       38,664,300
  Accounts payable and accrued expenses                                                      1,339,900        1,748,000
  Deposits                                                                                      81,900           16,700
                                                                                           -----------      -----------


                         Total liabilities                                                  48,871,700       45,187,400

Contingencies

Partners' deficit                                                                           (9,331,900)      (3,836,600)
                                                                                           -----------      -----------

                                                                                        $   39,539,800       41,350,800
                                                                                           ===========      ===========


See accompanying notes to consolidated financial statements.


                                       F3

                      KOHALA JOINT VENTURE AND SUBSIDIARY

          Consolidated Statements of Operations and Partners' Deficit

                    Years ended June 30, 1995, 1994 and 1993


                                                                1995              1994              1993
                                                                ----              ----              ----
      Net sales                                          $     503,600           535,900           398,500
      Cost of sales                                            191,300           163,400           182,200
                                                            ----------        ----------        ----------
                   Gross profit                                312,300           372,500           216,300

      Selling, general and administrative
           expenses                                          2,851,600         2,796,700         4,336,000

      Other (income) expense:
           Interest expense                                  3,514,500         2,111,600         2,912,400
           Interest income and other                          (558,500)         (934,000)       (1,456,600)
                                                            ----------        ----------        ----------
      Net loss                                              (5,495,300)       (3,601,800)       (5,575,500)

      Partners' capital (deficit), beginning
           of year                                         (3,836,600)          (234,800)        5,340,700
                                                           ----------         ----------        ----------
      Partners' deficit, end of year                     $ (9,331,900)        (3,836,600)         (234,800)
                                                           ==========         ==========        ==========


      See accompanying notes to consolidated financial statements.


                                       F4

                      KOHALA JOINT VENTURE AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                    Years ended June 30, 1995, 1994 and 1993


                                                                               1995             1994             1993
                                                                               ----             ----             ----
Cash flows from operating activities:
   Proceeds from land sales                                             $      23,000           75,000          213,600
   Interest income received                                                   579,000          930,100        1,262,100
   Proceeds from water company sales                                          246,600          281,500          236,900
   Land and development cost expenditures                                    (243,700)        (415,400)        (860,400)
   Payments on contractor obligations                                               -         (737,200)      (1,542,500)
   Interest paid                                                             (477,400)        (693,900)      (1,147,500)
   Selling, general and administrative expenditures paid                   (2,062,800)      (1,759,700)      (2,243,500)
   Collections on mortgage notes                                            1,404,500        3,832,600        3,601,600
   Proceeds from utility contract refund                                            -                -          242,300
   Proceeds from sale of and deposits relating to assets
         held in foreclosure                                                   89,800                -          154,100
                                                                           ----------       ----------       ----------
             Net cash provided by (used in) operating
               activities                                                   (441,000)        1,513,000          (83,300)
                                                                           ----------       ----------       ----------


Cash flows from investing activities:
   Purchases of property, plant and equipment                                (10,900)         (88,100)         (174,800)
                                                                           ----------       ----------       ----------
             Net cash used in investing activities                           (10,900)         (88,100)         (174,800)
                                                                           ----------       ----------       ----------

Cash flows from financing activities:
   Advances received from partners                                         2,346,100        1,740,000         2,150,000
   Payments to partners                                                            -                -          (120,000)
   Contributions in aid of construction received                               6,000                -            54,200
   Proceeds from mortgage receivable financing agreements                          -                -            98,200
   Payments on mortgage receivable financing agreements                   (1,932,300)      (3,273,500)       (1,918,900)
                                                                           ----------       ----------       ----------
             Net cash provided by (used in) financing
                 activities                                                  419,800       (1,533,500)          263,500
                                                                           ----------       ----------       ----------
             Net increase (decrease) in cash and cash
                 equivalents                                                 (32,100)        (108,600)            5,400

Cash and cash equivalents at beginning of year                               121,100          229,700           224,300
                                                                           ----------       ----------       ----------
Cash and cash equivalents at end of year                                $     89,000          121,100           229,700
                                                                          ==========       ==========        ==========
Non cash financing:
   Issuance of note payable for land development                        $    576,180                -                -
                                                                          ==========       ==========        ==========


See accompanying notes to consolidated financial statements.


                                       F5

                      KOHALA JOINT VENTURE AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                          June 30, 1995, 1994 and 1993


 (1) Summary of Significant Accounting Policies

     (a)     Principles of Consolidation

     The consolidated financial statements include the accounts of the Kohala
             Joint Venture (the Venture) and its 99% owned subsidiary, the Kohala Ranch Water Company (KRWC)(note 7). All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)     Business

     The Venture is a partnership which was formed to acquire, develop and sell approximately 4,000 contiguous acres of land in Hawaii (the Project). The Partners in the Venture are Hudson Kohala, Inc. (Hudson, a wholly-owned subsidiary of Hudson General Corporation) and Oxford Kohala, Inc. (Oxford, a wholly-owned subsidiary of Oxford First Corporation) (Oxford First)) (together, the Partners). The terms of the partnership are contained in the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement). The Project is being developed in four successive phases. The first two phases, containing approximately 2,100 acres, have been developed and substantially sold. The third phase, containing approximately 550 acres, has also been developed and has 86 parcels available for sale. The fourth phase has yet to be developed, except to the extent common improvements (main roadway, water wells, etc.) have been completed.

     (c)     Partners' Capital and Allocation of Profits and Losses

     Partners' capital (deficit) includes the Partners' capital accounts in the Venture and the minority interest (the remaining 1%) of the Partners in KRWC.

     In accordance with the Agreement, profits are shared equally by the Partners. Losses are shared by the Partners on a pro-rata basis, based first on their respective capital accounts and then on their respective combined advances to the Venture including accrued interest (note 5).

     (d)     Revenue Recognition and Land Sales

     All sales to date have been from the first, second and third phases of the Project. Revenue is being recognized under the full accrual method of accounting.

     (e)     Capitalization of Costs

     Land and development costs (including interest) are initially capitalized and subsequently carried at the lower of average cost or net realizable value. These costs are charged to costs of sales when the corresponding land sale is recorded based upon the relative fair value of the parcel sold to the aggregate fair value of all parcels in the phase. Although the Venture believes its estimates are reasonable, there can be no assurance that the estimated future selling prices can be realized or that the actual costs for Phases III or IV will not exceed such estimates.

     The Venture has capitalized interest costs, as appropriate, for each phase of the Project. During fiscal 1991, 1989 and 1987, the capitalization of interest costs relating to the third, second and first phases,

                                                                     (Continued)


                                       F6

                      KOHALA JOINT VENTURE AND SUBSIDIARY
             respectively, was discontinued, as these phases were substantially completed during the respective periods and ready for their intended use. Effective July 1, 1994, as a result of the lack of further development activity, capitalization of interest relating to the fourth phase has been discontinued (note 3).

     (f)     Estimated Costs to Complete

     At June 30, 1995, the Venture estimated that $2,478,800 of additional costs were necessary to complete the development of Phase III. The portion of such amount relating to unsold parcels has been offset against land and development costs in the accompanying consolidated balance sheets.

     (g)     Property, Plant and Equipment

     Property, plant and equipment is recorded at the lower of cost or net realizable value.
     Depreciation is provided on the straight-line method. The number of years over which major classes of assets are depreciated and the costs and related accumulated depreciation as of June 30, 1995 and 1994 are set forth:

                                                       Estimated
                                                      useful lives             1995           1994
                                                      ------------             ----           ----
           Water distribution systems                 20-50 years     $     2,763,200      2,754,400
           Plant structures and equipment             3-10 years              179,900        177,800
                                                                           ----------     ----------
                                                                            2,943,100      2,932,200
           Accumulated depreciation                                          (709,600)      (626,800)
           Contributions in aid of construction                              (528,500)      (522,800)
                                                                           ----------     ----------
                                                                      $     1,705,000      1,782,600
                                                                           ==========     ==========


     Contributions in aid of construction represent contributions by customers for plant additions to be made for the benefit of the customer. Accordingly, such contributions are recorded as a reduction against property, plant and equipment.

     During fiscal 1993, the Venture began depreciating the model home based upon an estimated residual value of $500,000, and a five year useful life. Included in both fiscal 1995 and 1994 depreciation expense was $93,600 relating to the model home.

     Depreciation expense was $176,400, $177,400 and $180,200 for fiscal 1995, 1994 and 1993, respectively.

     (h)     Income Taxes

     As a partnership, the Venture is not a taxable entity under the provisions of the Internal Revenue Code. The taxable results and available tax credits of the Venture and KRWC pass directly to the Partners' corporate income tax returns in the manner prescribed in the Agreement.

                                                                     (Continued)


                                       F7

                      KOHALA JOINT VENTURE AND SUBSIDIARY

     (i)     Statements of Cash Flows

     For the purposes of presenting the consolidated statements of cash flows, the Venture considers all securities with an original maturity of three months or less at the date of acquisition to be cash equivalents.

     A reconciliation of net loss to net cash provided by (used in) operating activities for fiscal 1995, 1994 and 1993 is as follows:

                                                                           1995             1994             1993
                                                                           ----             ----             ----
   Net loss                                                         $  (5,495,300)      (3,601,800)      (5,575,500)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                  176,400          177,400          180,200
           Provision for losses and discounts on
              mortgages receivable                                        988,500          378,300        1,262,100
           Provision for losses on foreclosed real estate                       -          367,700          117,800
           Sale of asset held in foreclosure                               89,800                -          154,100
           Interest paid under interest expense                         3,037,100        1,417,700        1,764,900
           Mortgage loans originated on land sales                       (209,500)        (200,000)               -
           Cash collections on mortgage loans                           1,404,500        3,832,600        3,601,600
           Excess land and development costs paid
              over cost of sales                                           52,400         (252,000)        (678,200)
           Repayment of contractor obligations                                  -         (737,200)      (1,542,500)
           Accrued interest on mortgages receivable                        23,900              800          (36,500)
           Cash for water sales in excess of accrual                       (4,300)           1,800           (1,500)
           Excise tax accrual                                            (434,400)         224,000          600,000
           Other                                                          (70,100)         (96,300)          70,200
                                                                       ----------       ----------       ----------
   Total adjustments                                                    5,054,300        5,114,800        5,492,200
                                                                       ----------       ----------       ----------
   Net cash provided by (used in) operating activities              $    (441,000)       1,513,000          (83,300)
                                                                       ==========       ==========       ==========



 (2) Mortgage Notes Receivable

     At June 30, 1995 and 1994, mortgage notes receivable from land sales consisted of the following:

                                                                       1995               1994
                                                                       ----               ----
               Mortgage notes receivable                       $   9,985,700         11,663,500
               Allowance for uncollectible accounts               (2,464,200)        (1,661,800)
               Reserve for cash discounts and other
                   allowances                                        (73,300)           (99,900)
                                                                  ----------         ----------
               Mortgage notes receivable, net                  $   7,448,200          9,901,800
                                                                  ==========         ==========



     The Venture typically provides financing in connection with the sale of land parcels. None of the Venture's mortgage notes receivable comprised more than 5% of the total mortgage notes receivable

                                                                     (Continued)


                                       F8

                      KOHALA JOINT VENTURE AND SUBSIDIARY
             balance at June 30, 1995. The collectibility of mortgage notes receivable is affected by general economic conditions.

 Purchasers of land parcels are entitled to discounts if certain conditions are met. Discounts ranging from 10-20% are generally given if the purchase price is paid in cash at the closing. If the cash is paid within specified periods after the closing, a reduced sales discount is given. Reserves have been established for estimated discounts to be taken by purchasers under the various discount programs.

 Stated interest rates on mortgage notes receivable outstanding at June 30, 1995 and 1994, range from 6% to 11% (averaging 9.6% as of June 30, 1995 and
     9.8% as of June 30, 1994). Interest is not accrued on mortgage notes receivable in arrears 90 days or more. The minimum down payment for sales to unrelated parties is 10% (see note 8 for sales to related parties).

 At June 30, 1995, mortgage notes receivable 90 days or more in arrears were comprised of 29 mortgage notes aggregating $5,174,200, of which $314,200 represents receivables from related parties (see note 8 for sales to related parties).

 Scheduled collections of principal during the next five fiscal years and thereafter are as follows:

                                  Year                             Amount
                                  ----                             ------
                                  1996                         $  2,189,700
                                  1997                            2,992,900
                                  1998                            2,258,700
                                  1999                              487,000
                                  2000                              311,500
                                  Thereafter                      1,745,900
                                                                 ----------
                                                               $  9,985,700
                                                                 ==========

 (3) Land and Development Costs

 Land and development costs include all costs directly associated with the acquisition and development of the land parcels. The land was acquired by the Venture from Hudson and recorded at cost. Major components of land and development costs are the initial costs to acquire the land, roadways, water, drainage, electrical and telephone lines, and various project management expenditures, as well as unamortized capitalized interest of $6,706,300 and $6,736,000 as of June 30 1995 and 1994, respectively.
     Interest costs capitalized in fiscal 1994 approximated $502,900.

 (4) Foreclosed Real Estate

 Foreclosed real estate represents land parcels that were reacquired in connection with previously financed mortgages. Such parcels are valued at the lower of their remaining receivable balance outstanding, or their net estimated realizable value, as follows:

                                                                1995              1994
                                                                ----              ----
                     Foreclosed real estate                $  2,881,600        2,884,300
                     Allowance for losses                      (486,400)        (745,900)
                                                             ----------       ----------

                     Foreclosed real estate, net           $  2,395,200        2,138,400
                                                             ==========       ==========

                                                                     (Continued)


                                       F9

                      KOHALA JOINT VENTURE AND SUBSIDIARY

 (5) Partner Advances Payable

     The Partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the Project. Advances earn interest from the date of the advance compounded quarterly at the prime rate minus 1% (8% and 6% at June 30, 1995 and 1994, respectively).

     On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court dated November 28, 1994, Oxford First (through its subsidiary, the Oxford Finance Companies, Inc.) was permitted to transfer funds to Oxford in an aggregate amount not to exceed $375,800 with respect to the period October 1, 1994 through March 31, 1995, which amounts were intended to enable Oxford to make its share of advances required by the Venture. The amount so authorized by the Bankruptcy Court was not sufficient to allow Oxford to make its full share of required advances. To date, Hudson has opted to make additional advances (the Additional Advances) to cover Oxford's funding deficiency. As of June 30, 1995, the amount of the Additional Advances made by Hudson was $548,000. Hudson has filed a claim with the Bankruptcy Court in an amount equal to the Additional Advances. In addition, Oxford First has filed an amended reorganization plan with the Bankruptcy Court contemplating Oxford First's transfer of funds to Oxford in amounts set forth in the plan covering periods through December 31, 1997. The Venture, at present, is unable to determine whether the Bankruptcy Court will confirm Oxford First's reorganization plan so as to enable Oxford First to transfer additional funds to Oxford or whether any transfers authorized by the Bankruptcy Court will be sufficient in order for Oxford to make its share of future advances to the Venture. Unless land sales increase significantly, additional contributions from the Partners will be required in fiscal 1996. It is anticipated that Hudson will fund, subject to its right of reimbursement, any advances required in fiscal 1996 in the event Oxford is not able to make its share of advances. Hudson may be required to obtain approval from its banks before making additional advances.

     During fiscal 1995, 1994 and 1993, advances accrued an average rate of interest of 7.2%, 5.2% and 7%, respectively.

 (6) Notes Payable

     During fiscal 1991, the Venture entered into agreements with banks pursuant to which $8,797,000 of the Venture's mortgage receivables were sold. An additional sale of $3,148,000 of mortgage receivables to a bank was completed during fiscal 1992. Since the Venture has accounted for these transactions as financing arrangements, the unpaid balances of the mortgage receivables in the amounts of $2,826,200 and $4,758,400 at June 30, 1995 and 1994, respectively, are shown as notes payable in the accompanying consolidated balance sheets. These notes are collateralized by $775,800 and $1,491,500 of other Venture owned mortgage receivables as of June 30, 1995 and 1994, respectively. The maximum amounts outstanding during fiscal 1995, 1994 and 1993 were $4,758,500, $8,031,800 and $9,851,000, respectively. The average amounts outstanding for fiscal 1995, 1994 and 1993, based upon month-end balances, were $3,860,100, $6,091,500 and $9,063,900, respectively. The agreements with the banks require that all payments received in connection with the underlying mortgage receivables be remitted to the banks until fiscal 1996 under the fiscal 1991 sales and until fiscal 1997 under the fiscal 1992 sale, when any unpaid balance due to the banks is to be paid by the Venture. In addition, the Venture is required to make additional payments to the banks should the yield to the banks be less than 11-3/4% for the fiscal 1991 sales, or

                                                                     (Continued)


                                      F10

                      KOHALA JOINT VENTURE AND SUBSIDIARY
        less than 2% over the prime rate (as defined) for the fiscal 1992 sale. The Venture remitted $96,600 and $129,000 during fiscal 1995 and 1994, respectively, for such purpose. The weighted average interest rates for fiscal 1995, 1994 and 1993 were 11.9%, 11.2%, 10.8%, respectively. The weighted average interest rates on borrowings outstanding as of June 30, 1995 and 1994, based upon month-end balances, were 11.6% and 11.2%, respectively.

     The Company also has a note payable outstanding for $576,200 relating to certain development costs. The note matures in December 1996 and bears interest at the prime rate plus 1%.

 (7) Kohala Ranch Water Company

     KRWC provides water to the Project and is owned by the Venture (99%), Hudson (.5%), and Oxford (.5%). The assets of KRWC are comprised principally of property, plant and equipment. KRWC recorded revenues of $250,975, $248,500 and $238,500 and incurred net losses of $487,000,
        $512,200 and $498,800 for fiscal 1995, 1994 and 1993, respectively.

 (8) Related Party Transactions

     During years prior to fiscal 1993, certain directors and officers of the Partners and certain employees of the Venture purchased parcels in the Project at discounts from prices generally offered to the general public. The Venture provided mortgage financing on all such sales pursuant to which the Venture received a down payment equal to 5% of the gross sales price before discounts and a purchase money mortgage. The purchase money mortgages bear interest at a rate of 8% or 9% per annum and provide for monthly principal payments based on a 30 year amortization schedule with a balloon payment due after seven years. Certain balloon payments on such mortgages have been extended for one year. At June 30, 1995 and 1994, mortgages receivable of $1,073,600 and $1,508,700, respectively, were due from such related parties. As of June 30, 1995, two of the remaining eight outstanding balances were delinquent.

     During fiscal 1993, an officer of one of the Partners exchanged his previously purchased parcel for a new parcel with no additional consideration.

 (9) Contingencies

     During fiscal 1992, the County of Hawaii passed an ordinance pursuant to which the Venture, after subdivision approvals are obtained, would be able to develop and subdivide the fourth phase of the project into 1,490 units. Shortly after passage of the ordinance, a lawsuit against the County of Hawaii was filed by two local residents of Hawaii (Plaintiffs) seeking to invalidate such ordinance on various grounds including that the ordinance was adopted without following State of Hawaii procedure relating to the preparation of an Environmental Impact Statement.
        During fiscal 1993, the judge in this action granted Plaintiffs' motion for partial summary judgment without indicating any effect on zoning of the fourth phase. The County and the Venture have appealed this ruling. The appeal was heard before the Hawaii Supreme Court in March 1994, and the Court has taken the matter under advisement. The Venture cannot, at this time, determine the impact of the Court's ruling on the timing of the development of the fourth phase or the expenditures related thereto.

     During fiscal 1993, the Venture made a $600,000 provision for a 4% Hawaii excise tax relating to the collection of interest on mortgage notes receivable. The Venture recorded an additional $224,000 during fiscal 1994. The Venture has paid $530,400 relating to this matter through June 30, 1995.

                                                                     (Continued)


                                      F11

                      KOHALA JOINT VENTURE AND SUBSIDIARY

 (10)     Impact of New Accounting Standards

          In May 1993, the Financial Accounting Standards Board (FASB) issued
             Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). SFAS No. 114 addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. In October 1994, the FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures", (SFAS No. 118) which amends SFAS No. 114 by expanding disclosure requirements and permitting use of existing methods for recognizing interest income on impaired loans. SFAS Nos. 114 and 118 are effective for fiscal years beginning after December 15, 1994.

          In March 1995, the FASB issued Statement of Financial Accounting
             Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of" (SFAS No.
             121). SFAS No. 121 addresses accounting for the impairment of long-lived assets (including real estate), certain identifiable intangibles, and goodwill relating to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

          The Venture believes that the adoption of these new standards will not have a material effect on the Venture's financial position and/or results of operations.


                                      F12

                                                                     Schedule II


                              KOHALA JOINT VENTURE
                                 AND SUBSIDIARY

                       Valuation and Qualifying Accounts

                    Years ended June 30, 1995, 1994 and 1993


             Column A                     Column B                      Column C                    Column D          Column E
                                                                        Additions
                                                             ------------------------------

                                         Balance at          Charged to          Charged to        Deductions        Balance at
                                         beginning           costs and             other              from             end of
            Description                   of year             expenses            accounts          reserves            year
            -----------                   -------             --------            --------          --------            ----
1995 - Allowance for
   uncollectible accounts           $   1,661,800             980,000                    -         177,600(C)        2,464,200
                                    =============             =======             ========         ==========        =========
1994 - Allowance for
   uncollectible accounts           $   1,768,300             406,300                    -         512,800(C)        1,661,800
                                    =============             =======             ========         ==========        =========
1993 - Allowance for
   uncollectible accounts           $     420,500           1,341,300             6,500(B)                 -         1,768,300
                                    =============           =========             ========         ==========        =========
1995 - Allowance for loss on
   foreclosed real estate           $     745,900                   -          (259,500)(B)                -           486,400
                                    =============           =========          ============        ==========        =========
1994 - Allowance for loss on
   foreclosed real estate           $     378,200             367,700                    -                 -           745,900
                                    =============           =========          ============        ==========        =========
1993 - Allowance for loss on
   foreclosed real estate           $     272,000             117,800                    -          11,600(B)          378,200
                                    =============           =========          ============        ==========        =========

___________________

(A)  Transfers
(B)  Recoveries and other adjustments
(C)  Write-offs


                                      F13

                   HUDSON GENERAL CORPORATION & SUBSIDIARIES

                                 EXHIBIT INDEX

                                                                                                              Sequentially
     Exhibit                                                                                                    Numbered
       No.                                                 Exhibit                                                Pages
     4.4(f)      First Amendment to the Revolving Credit Agreement dated as of November 25, 1992 among
                 Hudson General Aviation Services Inc., various banking institutions named therein and
                 The Chase Manhattan Bank of Canada, as successor agent, dated as of March 15, 1995.              21-27

        11       Computations of Earnings (Loss) Per Share Information - Primary and Fully Diluted.               28-32

        13       The Registrant's 1995 Annual Report to Shareholders                                              33-60

        21       Subsidiaries of the Registrant                                                                   61-62

        23       Consent of KPMG Peat Marwick LLP, the Company's Independent Auditors                             63-64