Form 10-Q
period 1995-09-30
HUDSON GENERAL CORP
filed 1995-11-13
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

Yes   X        No
   -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share: 1,145,402 shares outstanding at October 31, 1995

                         PART I - FINANCIAL STATEMENTS

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                         1995                          1994
                                                                      -----------------------------------------
                                                                      (Unaudited)                   (Unaudited)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .         $34,193,000                   $31,348,000
                                                                      -----------                   -----------

Costs and expenses:
 Operating  . . . . . . . . . . . . . . . . . . . . . . . . .          27,130,000                    25,435,000
 Depreciation and amortization  . . . . . . . . . . . . . . .           1,642,000                     1,537,000
 Selling, general & administrative  . . . . . . . . . . . . .           3,760,000                     3,354,000
 Interest . . . . . . . . . . . . . . . . . . . . . . . . . .             111,000                       193,000
                                                                      -----------                   -----------
   Total costs and expenses . . . . . . . . . . . . . . . . .          32,643,000                    30,519,000
                                                                      -----------                   -----------

Earnings before equity in loss of joint
 venture and provision for income taxes . . . . . . . . . . .           1,550,000                       829,000

Equity in loss of joint venture . . . . . . . . . . . . . . .            (683,000)                     (482,000)
                                                                      ------------                  ------------

Earnings before provision for income taxes  . . . . . . . . .             867,000                       347,000

Provision for income taxes  . . . . . . . . . . . . . . . . .             387,000                       112,000
                                                                      -----------                   -----------

Net earnings  . . . . . . . . . . . . . . . . . . . . . . . .         $   480,000                   $   235,000
                                                                      ===========                   ===========

Earnings per share, primary . . . . . . . . . . . . . . . . .         $       .41                   $       .19
                                                                      ===========                   ===========

Earnings per share, fully diluted . . . . . . . . . . . . . .         $       .37                   $       .19
                                                                      ===========                   ===========

Cash dividends per common share . . . . . . . . . . . . . . .         $         -                   $         -
                                                                      ===========                   ===========

Weighted average common and common equivalent
 shares outstanding:
 Primary. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,165,000                     1,261,000
                                                                      ===========                   ===========
 Fully diluted. . . . . . . . . . . . . . . . . . . . . . . .           2,054,000                             -
                                                                      ===========                   ===========


See accompanying notes to consolidated financial statements.

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   September 30             June 30
                                                                                       1995                  1995
                                                                                   -------------          -----------
                                                                                    (Unaudited)
Assets
Current assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .        $ 9,289,000            $12,613,000
 Accounts and notes receivable - net. . . . . . . . . . . . . . . . . . . .         14,929,000             14,457,000
 Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,039,000                936,000
 Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .          1,541,000                876,000
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .          4,602,000              4,602,000
                                                                                   -----------            -----------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .         31,400,000             33,484,000

Property, equipment and leasehold rights at cost,
 less accumulated depreciation and amortization . . . . . . . . . . . . . .         35,741,000             33,864,000
Investment in Hawaii joint venture - net  . . . . . . . . . . . . . . . . .         16,091,000             16,065,000
Long-term receivables - net . . . . . . . . . . . . . . . . . . . . . . . .          2,446,000              2,585,000
Other assets - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            757,000                770,000
Excess cost over fair value of net assets acquired  . . . . . . . . . . . .            800,000                800,000
                                                                                   -----------            -----------
                                                                                   $87,235,000            $87,568,000
                                                                                   ===========            ===========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $12,351,000            $12,305,000
 Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,217,000              1,557,000
 Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . .         20,936,000             21,233,000
                                                                                   -----------            -----------
   Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .         34,504,000             35,095,000
                                                                                   -----------            -----------

Long-term debt, subordinated  . . . . . . . . . . . . . . . . . . . . . . .         29,000,000             29,000,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,857,000              1,857,000
                                                                                   -----------            -----------
   Total noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . .         30,857,000             30,857,000
                                                                                   -----------            -----------

Stockholders' Equity:
 Serial preferred stock (authorized 100,000 shares
  of $1 par value) - none outstanding . . . . . . . . . . . . . . . . . . .                  -                      -
 Common stock (authorized 7,000,000 shares of $1 par
  value) - issued and outstanding 1,256,102 and
  1,253,802 shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,256,000              1,254,000
 Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,792,000              6,759,000
 Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,187,000             16,707,000
 Equity adjustments from foreign currency
  translation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,351,000)            (1,483,000)
 Treasury stock, at cost, 114,300
   and 96,600 shares  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,010,000)            (1,621,000)
                                                                                   -----------            -----------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .         21,874,000             21,616,000
                                                                                   -----------            -----------
                                                                                   $87,235,000            $87,568,000
                                                                                   ===========            ===========


See accompanying notes to consolidated financial statements.

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Three Months Ended
                                                                                                           September 30,
                                                                                                      1995              1994
                                                                                                   -----------------------------
                                                                                                   (Unaudited)       (Unaudited)
                                                                                                   -----------       -----------
Cash flows from operating activities:
 Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   480,000       $   235,000
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,642,000         1,537,000
   Increase in deferred income tax liabilities. . . . . . . . . . . . . . . . . . . . . . . .           26,000            28,000
   Equity in loss of joint venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          683,000           482,000
   Capitalization of interest costs on Hawaii
     joint venture advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (401,000)         (318,000)
   Gain on sale or disposal of equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .          (87,000)         (108,000)
   Change in other current assets and liabilities:
     Accounts and notes receivables - net . . . . . . . . . . . . . . . . . . . . . . . . . .         (392,000)          608,000
     Inventory - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (96,000)           59,000
     Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (659,000)         (110,000)
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           24,000          (668,000)
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (340,000)          (25,000)
     Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         (403,000)       (1,499,000)
   Decrease in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,000            33,000
   Decrease in long-term receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          139,000           138,000
   Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,000            31,000
                                                                                                   -----------       -----------
       Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . . .          641,000           423,000
                                                                                                   -----------       -----------

Cash flows from investing activities:
 Purchases of property, equipment and leasehold rights  . . . . . . . . . . . . . . . . . . .       (3,452,000)       (1,516,000)
 Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . . . . . . . . .          159,000           286,000
 Advances to Hawaii joint venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (308,000)         (250,000)
                                                                                                   -----------       -----------
       Net cash used by investing activities  . . . . . . . . . . . . . . . . . . . . . . . .       (3,601,000)       (1,480,000)
                                                                                                   -----------       -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .           35,000            30,000
 Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (389,000)                -
                                                                                                   -----------       -----------
       Net cash provided (used) by financing activities . . . . . . . . . . . . . . . . . . .         (354,000)           30,000
                                                                                                   -----------       -----------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . . . . . . . . . . .          (10,000)           96,000
                                                                                                   -----------       -----------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,324,000)         (931,000)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . . . .       12,613,000         6,727,000
                                                                                                   -----------       -----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . . . .      $ 9,289,000       $ 5,796,000
                                                                                                   ===========       ===========


See accompanying notes to consolidated financial statements.

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Hudson General Corporation and Subsidiaries (the Company) as of September 30, 1995 and June 30, 1995, and the results of operations and cash flows for the three months ended September 30, 1995 and 1994. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

     The accounting policies followed by the Company are stated in Note 1 to the Company's consolidated financial statements in the 1995 Hudson General Corporation Annual Report filed under Item 8 to Form 10-K for the Company's fiscal year ended June 30, 1995.

2. The Company is a partner in a joint venture (the Venture) which was formed to acquire, develop and sell approximately 4,000 contiguous acres of land in Hawaii. The Company accounts for its investment in the Venture under the equity method of accounting.

     The summary balance sheets for the Venture are as follows:

                                                                           September 30            June 30
                                                                               1995                  1995
                                                                           ------------          -----------
                                                                           (Unaudited)
     Cash and equivalents                                                   $    67,000          $    89,000
     Land and development costs                                              26,963,000           26,863,000
     Mortgages, accounts and notes receivable                                 6,705,000            7,732,000
     Foreclosed real estate - net                                             2,595,000            2,395,000
     Other assets - net                                                       2,453,000            2,461,000
                                                                            -----------          -----------
                                                                            $38,783,000          $39,540,000
                                                                            ===========          ===========

     Notes payable                                                          $ 3,009,000          $ 3,402,000
     Partner advances and accrued interest payable                           45,234,000           44,048,000
     Accounts payable and accrued expenses                                    1,238,000            1,422,000
     Partners' deficit                                                      (10,698,000)          (9,332,000)
                                                                            -----------          -----------
                                                                            $38,783,000          $39,540,000
                                                                            ===========          ===========

Summary results of operations for the Venture are as follows:

                                                              Three Months Ended
                                                                 September 30,
                                                             1995             1994
                                                        ------------------------------
                                                         (Unaudited)       (Unaudited)
                                                        ------------------------------
     Sales (net of discounts)                           $    81,000        $   96,000
                                                        -----------        ----------

     Selling, general and administrative                    582,000            558,000
     Interest - net                                         865,000            502,000
                                                        -----------         ----------
     Total costs                                          1,447,000          1,060,000
                                                        -----------         ----------

     Loss                                               $(1,366,000)        $ (964,000)
                                                        ===========         ==========


     The Company's 50% share of the Venture's results were losses of $683,000 and $482,000 for the three months ended September 30, 1995 and 1994, respectively, and have been included in "Equity in loss of joint venture" in the accompanying consolidated statements of earnings. The Company's partner in the Venture is Oxford Kohala, Inc. (the Partner), a wholly owned subsidiary of Oxford First Corporation (Oxford First). Under the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement), the partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the land. The Company's total advances (including accrued interest) at September 30, 1995 (including Additional Advances referred to in the next paragraph) were $23,318,000.

     On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court dated November 28, 1994, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer funds to the Partner in an aggregate amount not to exceed $376,000 with respect to the period October 1, 1994 through March 31, 1995, which amounts were intended to enable the Partner to make its share of advances required by the Venture. The amount so authorized by the Bankruptcy Court was not sufficient to allow the Partner to make its full share of required advances. To date, the Company has opted to make additional advances (the Additional Advances) to cover the Partner's funding deficiency. The Company has filed a claim with the Bankruptcy Court in an amount equal to the Additional Advances. In addition, Oxford First filed an amended reorganization plan which was approved by the Bankruptcy Court on September 7, 1995 which permits Oxford First to transfer funds to the Partner in an aggregate amount not to exceed $528,000 for the balance of calendar year 1995 and $750,000 in each of the calendar years 1996 and 1997. The Company, at present, is unable to determine whether such permitted transfers will be sufficient in order for the Partner to make its share of future advances to the Venture. Should the Partner be unable to make its share of future advances to the Venture, the Company has the option to make further advances on behalf of the Partner (subject to its rights of reimbursement) necessary up to the limits set forth in its Revolving Credit Agreement (the Credit Agreement) with a group of banks (see Note 4). The Partner did not file for reorganization under Chapter 11 of the Bankruptcy Code. During the three months ended September 30, 1995, the Company advanced to the Venture $308,000, including $154,000 of Additional Advances. As of September 30, 1995 the total amount of Additional Advances was $702,000.

3.   Accrued expenses and other liabilities consisted of the following:

                                                                      September 30          June 30
                                                                          1995               1995
                                                                      ------------        ------------
                                                                      (Unaudited)
     Salaries and wages                                               $ 4,054,000         $ 5,353,000
     Interest                                                             454,000             956,000
     Insurance                                                          6,089,000           6,022,000
     Operating expenses payable                                         3,578,000           3,176,000
     Customer advances and deposits                                     1,981,000           1,739,000
     Other                                                              4,780,000           3,987,000
                                                                      ------------        -----------
                                                                      $20,936,000         $21,233,000
                                                                      ===========         ===========

4. The Credit Agreement contains various restrictions, among which are provisions restricting the Company from paying cash dividends or purchasing, redeeming or retiring its stock unless consolidated tangible net worth (TNW), as defined, is greater than $16,500,000 both immediately before and after giving effect to such dividend, purchase, redemption or retirement. At September 30, 1995, the Company's TNW was $22,425,000. Furthermore, any such payments are limited to an annual amount not to exceed the lesser of (i) $1,200,000 or (ii) 50% of consolidated net income, as defined, for the most recently ended fiscal year. In addition, the Company may, until March 31, 1996, expend up to an additional $3,000,000 to repurchase shares of its common stock so long as no proceeds from borrowings under the Credit Agreement are utilized for such purpose. During fiscal 1995, the Board of Directors approved the repurchase of up to 150,000 shares of the Company's common stock from time to time in either open market or privately negotiated transactions. As of September 30, 1995, the Company had repurchased 114,300 shares of its common stock in the open market for an aggregate purchase price of $2,010,000 pursuant to this authorization.

     Pursuant to the Credit Agreement, the Company may advance up to $2,000,000 to the Venture in any fiscal year or up to $4,000,000 during the term of the Credit Agreement, net of any distributions received from the Venture by the Company during such periods. Since the inception of the Credit Agreement the Company has increased its net advances to the Venture by $3,114,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues for the three months ended September 30, 1995 increased $2.8 million, or 9.1%, compared with the corresponding period of the prior year. The increase reflects higher: (i) ground handling service revenues of $2.6 million due primarily to expanded services to new and existing customers, and (ii) domestic aircraft fueling revenues of $1.7 million resulting primarily from expanded intoplane fueling services and retail sales of fuel at existing locations. Partially offsetting the revenue increases were lower aircraft fueling and hangar rental revenues in Canada of $1.7 million as a result of the cessation of operations of the Company's Canadian fixed base operations (FBO's) on October 31, 1994.

     Costs and expenses for the three months ended September 30, 1995 increased $2.1 million, or 7.0%, compared with the corresponding period of the previous year. Operating costs for the three months ended September 30, 1995 increased $1.7 million, or 6.7%, compared with the corresponding period of the previous year. The increase was attributable to higher: (i) labor and related costs associated with expanded ground handling operations and domestic aircraft fueling services, and (ii) fuel costs associated with higher volumes of retail fuel sales in the U.S. Partially offsetting the increases were lower costs as a result of the cessation of operations of the Company's Canadian FBO's.

     Depreciation and amortization expenses and interest expense for the three months ended September 30, 1995 were comparable with those in the same period of the previous year.

     Selling, general and administrative expenses for the three months ended September 30, 1995 increased $.4 million, or 12.1%, compared with the corresponding period of the previous year. The increase primarily reflects the recording of a provision relating to stock appreciation rights as a result of an increase in the market price of the Company's common stock.

     Earnings before equity in loss of joint venture and provision for income taxes for the three months ended September 30, 1995, increased $.7 million compared with the corresponding period of the previous year due primarily to improved results from Canadian ground handling and domestic aircraft fueling operations. Partially offsetting the increases were higher selling, general and administrative expenses as described above and the loss of a ground handling contract at a domestic airport location as a result of a merger of two airlines.

     Results of the Company's aircraft ground handling operations fluctuate depending upon the flight activity and schedules of customers and the ability of the Company to deploy equipment and manpower in the most efficient manner to service such customers.

     The Company's snow removal and aircraft de-icing services are seasonal in nature. The results of these operations are normally reflected in the second and third quarters of the fiscal year, and fluctuate depending upon the severity of the winter season.

     The Company's 50% share of losses from its real estate joint venture in Hawaii (the Venture) for the three months ended September 30, 1995 increased $.2 million compared with the corresponding period of the previous year. The increased loss is due primarily to higher interest - net as interest expense increased due mainly to higher balances of partner advances payable. In addition, the Venture's interest income decreased as a result of the reduction in mortgage receivables. As is usual for companies with land development operations, the contribution to future results from such operations will fluctuate depending upon land sales closed in each reported period.

     The Company's provision for income taxes for the three months ended September 30, 1995, increased $.3 million compared with the corresponding period of the previous year. The increase primarily reflects higher tax provisions due mainly to increased pre-tax earnings.

     The state of the North American aviation industry has resulted in increased competitive pressures on the pricing of aviation services and in the exploration of alliances between major commercial airline carriers. While these factors may have an adverse effect on the Company, several airlines have begun to outsource services to independent aviation service companies. This trend, as well as the Open Skies Agreement between the United States and Canada, which provides increased access for airlines to fly between these bordering countries, has provided additional opportunities for the Company. The Company is unable, at this time, to evaluate the full impact of these factors.

Liquidity and Capital Expenditures and Commitments

     The Company's recurring sources of liquidity are funds provided from operations and bank lines of credit. The Company has a Revolving Credit Agreement (the Credit Agreement) with a group of banks which provides for a revolving credit facility. Pursuant to the Credit Agreement, the Company may borrow funds (including outstanding letters of credit) up to a limit of $18.3 million (the Limit) until March 31, 1997. At such time, and at the end of each subsequent quarter, the Limit will be reduced by one-sixteenth of the Limit that was in effect on December 31, 1996 until December 31, 2000, at which time the
Credit Agreement terminates.   As of September 30, 1995, there were no direct
borrowings and $3.7 million of letters of credit were outstanding under the Credit Agreement.

     During the three months ended September 30, 1995 and 1994, net cash provided by operating activities was $.6 and $.4 million, respectively. Net cash used by advances to the Hawaii joint venture was $.3 million for both the three months ended September 30, 1995 and 1994. Capital expenditures, net of proceeds from the sale of property and equipment, were $3.3 and $1.2 million for the three months ended September 30, 1995 and 1994, respectively. At September 30, 1995 cash and cash equivalents were $9.3 million compared with $12.6 million at June 30, 1995. At September 30, 1995 the Company had commitments to fund approximately $4.1 million for operating equipment, the majority of which is expected to be expended during the second quarter of fiscal 1996. Capital expenditures are primarily for equipment and facilities used in the Company's operations. The Company is unable to determine the extent of additional future capital expenditures since, as a service company, its capital expenditure requirements fluctuate depending upon facility requirements and equipment purchases associated with the Company's ability to successfully obtain additional contracts.

     During fiscal 1995, the Board of Directors approved the repurchase of up to 150,000 shares of the Company's common stock from time to time in either open market or privately negotiated transactions. As of September 30, 1995, the Company had repurchased 114,300 shares of its common stock in the open market for an aggregate purchase price of approximately $2.0 million pursuant to this authorization.

     At September 30, 1995, the Venture had commitments aggregating $2.9 million for project expenditures. Included in this amount is $1.7 million for the construction of water well equipment and a reservoir by June 30, 1996. It is expected that funds for most of the Venture's other commitments will be expended subsequent to fiscal 1996. On October 31, 1995, the Venture was obligated to repurchase $.8 million of mortgage receivables that were previously sold to a bank. In addition, the Venture is obligated to repurchase on January 28 and September 27, 1996 the unpaid balance of certain mortgage receivables that were previously sold to another bank. As of October 31, 1995, the unpaid balance in respect of such mortgage receivables was $1.0 and $.6 million, respectively. The Venture is engaged in discussions with financial institutions to extend or refinance such obligations. At September 30, 1995, the Venture had $67,000 of cash available for its requirements.

     During fiscal 1992, the County of Hawaii passed an ordinance pursuant to which the Venture, after subdivision approvals are obtained, would be able to develop Phase IV of the project into 1,490 units. Pursuant to such ordinance, the Venture is required to expend (in addition to the commitments noted above) approximately $2.3 million for improvements and in lieu payments. Shortly after passage of the ordinance, a lawsuit against the County of Hawaii was filed by two local residents of Hawaii (Plaintiffs) seeking to invalidate such ordinance on various grounds including that the ordinance was adopted without following State of Hawaii procedure relating to the preparation of an Environmental Impact Statement. During fiscal 1993, the Judge in this action granted Plaintiffs' motion for partial summary judgment without indicating any effect on Phase IV zoning. The County and the Venture have appealed this ruling. The appeal was heard before the Hawaii Supreme Court in March 1994, and the Court has taken the matter under advisement. The Venture cannot, at this time, determine the impact of the Court's ruling on the timing of development of Phase IV or the expenditures related thereto.

     The Joint Venture Agreement provides that the Company and its partner in the Venture, Oxford Kohala, Inc. (the Partner), are obligated to make equal advances of any of the Venture's required fundings. It is anticipated that the Venture's commitments, including any repurchase of mortgage receivables previously sold to two banks, will be funded by cash flow from its operations and advances from the Company and the Partner. It is expected that any advances which the Company may be required to make to the Venture will be provided from the Company's cash flow and lines of credit. Pursuant to the Credit Agreement the Company may advance up to $2.0 million to the Venture in any fiscal year or up to $4.0 million during the term of the Credit Agreement, net of any distributions received from the Venture by the Company during such periods. Since the inception of the Credit Agreement the Company has increased its net advances to the Venture by $3.1 million. Distributions, if any, received by the Company with respect to the Venture, net of advances made by the Company during the applicable period, in excess of $4.0 million in any four consecutive quarters, or in excess of $2.0 million in any fiscal year, reduce the Limit. At present, it is anticipated that the advances required to meet the obligations of the Venture will not exceed the limits set forth in the Credit Agreement or that the Credit Agreement will be amended to allow for any excess.

     The Partner is a subsidiary of Oxford First Corporation (Oxford First). On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court dated November 28, 1994, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer funds to the Partner in an aggregate amount not to exceed $376,000 with respect to the period October 1, 1994 through March 31, 1995, which amounts were intended to enable the Partner to make its share of advances required by the Venture. The amount so authorized by the Bankruptcy Court was not sufficient to allow the Partner to make its full share of required advances. To date, the Company has opted to make additional advances (the Additional Advances) to cover the Partner's funding deficiency. The Company has filed a claim with the Bankruptcy Court in an amount equal to the Additional Advances. In addition, Oxford First filed an amended reorganization plan which was approved by the Bankruptcy Court on September 7, 1995 which permits Oxford First to transfer funds to the Partner in an aggregate amount not to exceed $528,000 for the balance of calendar year 1995 and $750,000 in each of the calendar years 1996 and 1997. The Company, at present, is unable to determine whether such permitted transfers will be sufficient in order for the Partner to make its share of future advances to the Venture. Should the Partner be unable to make its share of future advances to the Venture, the Company has the option to make further advances on behalf of the Partner (subject to its right of reimbursement) necessary up to the limits set forth in the Credit Agreement. The Partner did not file for reorganization under Chapter 11 of the Bankruptcy Code. During the three months ended September 30, 1995, the Company advanced $.3 million to the Venture including $154,000 of Additional Advances. As of September 30, 1995 the total amount of Additional Advances was $.7 million.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  a)     Exhibits

         11 Computations of Earnings Per Share Information, Primary and Fully Diluted - Net Earnings.

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


Date:  November 10, 1995


                                        /s/ JAY B. LANGNER
                                        ---------------------------
                                            Jay B. Langner
                                            President


                                        /s/ MICHAEL RUBIN
                                        ---------------------------
                                            Michael Rubin
                                            Chief Financial Officer

                   HUDSON GENERAL CORPORATION & SUBSIDIARIES

                                 EXHIBIT INDEX



  Exhibit
    No.                   Exhibit                                                                           Page No.
--------------------------------------------------------------------------------------------------------------------
11         Computations of Earnings Per Share Information,
           Primary and Fully Diluted - Net Earnings                                                            16-18

27         Financial Data Schedule                                                                             19-20