Form 10-Q
period 1995-12-31
HUDSON GENERAL CORP
filed 1996-02-05
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


         / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995
                               -----------------

                                       OR

        /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

Commission file number 1-5896
                       ------

                            HUDSON GENERAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                 13-1947395
--------------------------------           --------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


                111 GREAT NECK ROAD, GREAT NECK, NEW YORK  11021
                ------------------------------------------------
             (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  (516) 487-8610
                                                     --------------

                               Not Applicable
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, par value $1.00 per share: 1,149,902 shares outstanding at January 31, 1996

                         PART I - FINANCIAL STATEMENTS

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                                    Three Months Ended                    Six Months Ended
                                                                       December 31,                         December 31,
                                                                  1995            1994                1995               1994
                                                              -----------------------------        ------------------------------
                                                              (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)

Revenues      . . . . . . . . . . . . . . . . . . . . .      $41,052,000        $33,177,000         $75,245,000       $64,525,000
                                                             -----------        -----------         -----------       -----------

Costs and expenses:
 Operating    . . . . . . . . . . . . . . . . . . . . .       30,537,000         26,193,000          57,667,000        51,628,000
 Depreciation and amortization  . . . . . . . . . . . .        1,938,000          1,759,000           3,580,000         3,296,000
 Selling, general & administrative  . . . . . . . . . .        3,852,000          3,562,000           7,612,000         6,916,000
 Interest     . . . . . . . . . . . . . . . . . . . . .          106,000            158,000             217,000           351,000
                                                             -----------        -----------          ----------        ----------
       Total costs and expenses   . . . . .  .  . . . .       36,433,000         31,672,000          69,076,000        62,191,000
                                                             -----------        -----------          ----------        ----------

Earnings before equity in loss of
 joint venture and provision for
 income taxes . . . . . . . . . . . . . . . . . . . . .        4,619,000          1,505,000           6,169,000         2,334,000

Equity in loss of joint venture . . . . . . . . . . . .         (708,000)          (663,000)         (1,391,000)       (1,145,000)
                                                             ------------        -----------         -----------       -----------

Earnings before provision for
 income taxes . . . . . . . . . . . . . . . . . . . . .        3,911,000            842,000           4,778,000         1,189,000

Provision for income taxes  . . . . . . . . . . . . . .        1,516,000            209,000           1,903,000           321,000
                                                             -----------        -----------         -----------        ----------

Net earnings  . . . . . . . . . . . . . . . . . . . . .      $ 2,395,000        $   633,000         $ 2,875,000        $  868,000
                                                             ===========        ===========         ===========        ==========

Earnings per share, primary . . . . . . . . . . . . . .           $ 2.04             $  .50             $  2.46            $  .69
                                                                  ======             ======             =======            ======

Earnings per share, fully diluted . . . . . . . . . . .           $ 1.30             $  .43             $  1.67            $  .67
                                                                  ======             ======             =======            ======

Cash dividends per common share . . . . . . . . . . . .           $  .25             $  .25             $   .25            $  .25
                                                                  ======             ======             =======            ======

Weighted average common and common equivalent
 shares outstanding:
 Primary    . . . . . . . . . . . . . . . . . . . . . .        1,174,000          1,263,000           1,169,000         1,262,000
                                                             ===========        ===========           =========         =========
 Fully diluted    . . . . . . . . . . . . . . . . . . .        2,064,000          2,148,000           2,065,000         2,151,000
                                                             ===========        ===========           =========         =========


See accompanying notes to consolidated financial statements.

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,                     June 30,
                                                                                       1995                           1995
                                                                                  -------------                   -----------
                                                                                   (Unaudited)
Assets
Current assets:
       Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .           $10,541,000                    $12,613,000
       Accounts and notes receivable - net  . . . . . . . . . . . . . . .            24,430,000                     14,457,000
       Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,224,000                        936,000
       Prepaid expenses and other assets  . . . . . . . . . . . . . . . .             1,493,000                        876,000
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .             4,602,000                      4,602,000
                                                                                    -----------                    -----------
         Total current assets   . . . . . . . . . . . . . . . . . . . . .            42,290,000                     33,484,000

Property, equipment and leasehold rights at cost,
       less accumulated depreciation and amortization . . . . . . . . . .            36,691,000                     33,864,000
Investment in Hawaii joint venture - net  . . . . . . . . . . . . . . . .            16,316,000                     16,065,000
Long-term receivables - net . . . . . . . . . . . . . . . . . . . . . . .             2,307,000                      2,585,000
Other assets - net  . . . . . . . . . . . . . . . . . . . . . . . . . . .               743,000                        770,000
Excess cost over fair value of net assets acquired  . . . . . . . . . . .               783,000                        800,000
                                                                                    -----------                    -----------
                                                                                    $99,130,000                    $87,568,000
                                                                                    ===========                    ===========

Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .           $16,937,000                    $12,305,000
       Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .             1,745,000                      1,557,000
       Accrued expenses and other liabilities . . . . . . . . . . . . . .            24,665,000                     21,233,000
                                                                                    -----------                    -----------
         Total current liabilities  . . . . . . . . . . . . . . . . . . .            43,347,000                     35,095,000
                                                                                    -----------                    -----------

Long-term debt, subordinated  . . . . . . . . . . . . . . . . . . . . . .            29,000,000                     29,000,000
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .             2,752,000                      1,857,000
                                                                                    -----------                    -----------
         Total noncurrent liabilities   . . . . . . . . . . . . . . . . .            31,752,000                     30,857,000
                                                                                    -----------                    -----------

Stockholders' Equity:
       Serial preferred stock (authorized 100,000 shares
         of $1 par value) - none outstanding  . . . . . . . . . . . . . .                     -                              -
       Common stock (authorized 7,000,000 shares of $1 par
         value) - issued and outstanding 1,263,202 and
         1,253,802 shares . . . . . . . . . . . . . . . . . . . . . . . .             1,263,000                      1,254,000
       Paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . .             6,905,000                      6,759,000
       Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .            19,295,000                     16,707,000
       Equity adjustments from foreign currency
         translation  . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,422,000)                    (1,483,000)
       Treasury stock, at cost, 114,300
         and 96,600 shares  . . . . . . . . . . . . . . . . . . . . . . .            (2,010,000)                    (1,621,000)
                                                                                    -----------                    -----------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . .            24,031,000                     21,616,000
                                                                                    -----------                    -----------
                                                                                    $99,130,000                    $87,568,000
                                                                                    ===========                    ===========


See accompanying notes to consolidated financial statements.

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Six Months Ended
                                                                                                    December 31,
                                                                                            1995                      1994
                                                                                        -------------------------------------
                                                                                        (Unaudited)               (Unaudited)
                                                                                        -----------               -----------

Cash flows from operating activities:
      Net earnings .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  2,875,000               $   868,000
      Adjustments to reconcile net earnings to net
         cash provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .            3,580,000                 3,296,000
         Increase (decrease) in deferred income tax liabilities   . . . . . . .              908,000                   (70,000)
         Equity in loss of joint venture  . . . . . . . . . . . . . . . . . . .            1,391,000                 1,145,000
         Capitalization of interest costs on Hawaii
            joint venture advances  . . . . . . . . . . . . . . . . . . . . . .             (806,000)                 (672,000)
         Gain on sale or disposal of equipment  . . . . . . . . . . . . . . . .              (36,000)                 (192,000)
         Change in other current assets and liabilities:
            Accounts and notes receivables - net  . . . . . . . . . . . . . . .           (9,954,000)               (3,060,000)
            Inventory - net   . . . . . . . . . . . . . . . . . . . . . . . . .             (285,000)                  (78,000)
            Prepaid expenses and other assets . . . . . . . . . . . . . . . . .             (615,000)                  249,000
            Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .            4,623,000                   988,000
            Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . .              188,000                  (260,000)
            Accrued expenses and other liabilities  . . . . . . . . . . . . . .            3,102,000                   441,000
         Decrease in other assets   . . . . . . . . . . . . . . . . . . . . . .               27,000                    65,000
         Decrease in long-term receivables - net. . . . . . . . . . . . . . . .              278,000                   277,000
         Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               20,000                    65,000
                                                                                         -----------                ----------
               Net cash provided by operating activities  . . . . . . . . . . .            5,296,000                 3,062,000
                                                                                         -----------                ----------

Cash flows from investing activities:
      Purchases of property, equipment and leasehold rights   . . . . . . . . .           (6,425,000)               (5,535,000)
      Proceeds from sale of property and equipment  . . . . . . . . . . . . . .              121,000                   420,000
      Advances to Hawaii joint venture  . . . . . . . . . . . . . . . . . . . .             (836,000)                 (429,000)
                                                                                         -----------                ----------
               Net cash used by investing activities  . . . . . . . . . . . . .           (7,140,000)               (5,544,000)
                                                                                         -----------                ----------

Cash flows from financing activities:
      Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . .              155,000                    30,000
      Purchase of treasury stock    . . . . . . . . . . . . . . . . . . . . . .             (389,000)                        -
                                                                                         -----------                ----------
               Net cash provided (used) by financing activities . . . . . . . .             (234,000)                   30,000
                                                                                         -----------                ----------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . . . .                6,000                   (73,000)
                                                                                         -----------               -----------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .           (2,072,000)               (2,525,000)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .           12,613,000                 6,727,000
                                                                                         -----------                ----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .         $ 10,541,000                $4,202,000
                                                                                        ============                ==========


See accompanying notes to consolidated financial statements.

                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Hudson General Corporation and Subsidiaries (the Company) as of December 31, 1995 and June 30, 1995, and the results of operations for the three and six months, and cash flows for the six months ended December 31, 1995 and 1994. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

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

            The summary balance sheets for the Venture are as follows:

                                                                                    December 31,                June 30,
                                                                                        1995                      1995
                                                                                    -----------                ---------
                                                                                    (Unaudited)
              Cash and equivalents                                                  $   594,000               $    89,000
              Land and development costs                                             26,870,000                26,863,000
              Mortgages, accounts and notes receivable                                6,221,000                 7,732,000
              Foreclosed real estate - net                                            2,285,000                 2,395,000
              Other assets - net                                                      2,363,000                 2,461,000
                                                                                    -----------               -----------
                                                                                    $38,333,000               $39,540,000
                                                                                    ===========               ===========

              Notes payable                                                         $ 2,298,000               $ 3,402,000
              Partner advances and accrued interest payable                          47,187,000                44,048,000
              Accounts payable and accrued expenses                                     963,000                 1,422,000
              Partners' deficit                                                     (12,115,000)               (9,332,000)
                                                                                    -----------               -----------
                                                                                    $38,333,000               $39,540,000
                                                                                    ===========               ===========


              Summary results of operations for the Venture are as follows:

                                                              Three Months Ended                        Six Months Ended
                                                                 December 31,                             December 31,
                                                           1995                 1994                 1995               1994
                                                       ---------------------------------         -------------------------------
                                                       (Unaudited)           (Unaudited)         (Unaudited)         (Unaudited)
                                                       ---------------------------------         -------------------------------

              Sales (net of discounts)                 $   175,000           $    63,000         $   256,000        $   159,000
                                                       -----------           -----------         -----------        -----------

              Cost of sales                                105,000                     -             105,000                  -
              Selling, general and
               administrative                              618,000               570,000           1,200,000          1,128,000
              Interest - net                               869,000               819,000           1,734,000          1,321,000
                                                       -----------            ----------         -----------        -----------
              Total costs                                1,592,000             1,389,000           3,039,000          2,449,000
                                                       -----------            ----------         -----------        -----------

              Loss                                     $(1,417,000)          $(1,326,000)        $(2,783,000)       $(2,290,000)
                                                       ===========           ===========         ===========        ===========


              The Company's 50% share of the Venture's results were losses of $708,000 and $663,000 for the three months ended December 31, 1995 and 1994, respectively, and $1,391,000 and $1,145,000 for the six months ended December 31, 1995 and 1994, respectively, and have been included in "Equity in loss of joint venture" in the accompanying consolidated statements of earnings. The Company's partner in the Venture is Oxford Kohala, Inc. (the Partner), a wholly owned subsidiary of Oxford First Corporation (Oxford First). Under the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement), the partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the land. The Company's total advances (including accrued interest) at December 31, 1995 (including Additional Advances referred to in the next paragraph) were $24,301,000.

              On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer certain
              amounts to the Partner.    The amounts so authorized were not
              sufficient to allow the Partner to make its full share of required advances. The Company opted to make additional advances (the Additional Advances) to cover the Partner's funding deficiency. During November 1995, the Partner resumed making advances, and in In January 1996, the Partner repaid to the Company $702,000, which was the entire amount of Additional Advances. In addition, pursuant to an amended reorganization plan which was approved by the Bankruptcy Court on September 7, 1995, Oxford First is permitted to transfer funds to the Partner in an aggregate amount not to exceed $750,000 in each of the calendar years 1996 and 1997. The Company, at present, is unable to determine whether such permitted transfers will be sufficient in order for the Partner to make its share of future advances to the Venture. Should the Partner be unable to make its share of future advances to the Venture, the Company has the option to make further advances on behalf of the Partner (subject to its rights of reimbursement) necessary up to the limits set forth in its Revolving Credit Agreement (the Credit Agreement) with a group of banks (see Note 4). The Partner did not file for reorganization under Chapter 11 of the Bankruptcy Code. During the three months ended December 31, 1995, the Company advanced $528,000, to the Venture constituting its 50% share of the Venture's required fundings. During the six months ended
              December 31, 1995, the Company advanced $836,000 to the
              Venture, including Additional Advances that were repaid in January 1996.

3. Accrued expenses and other liabilities consisted of the following:

                                                                                December 31               June 30
                                                                                    1995                    1995
                                                                                -----------            ------------
                                                                                (Unaudited)
              Salaries and wages                                               $  4,649,000             $ 5,353,000
              Interest                                                              965,000                 956,000
              Insurance                                                           6,508,000               6,022,000
              Operating expenses payable                                          4,085,000               3,176,000
              Customer advances and deposits                                      3,419,000               1,739,000
              Other                                                               5,039,000               3,987,000
                                                                               ------------             -----------
                                                                               $ 24,665,000             $21,233,000
                                                                               ============             ===========

4. The Credit Agreement contains various restrictions, among which are provisions restricting the Company from paying cash dividends or purchasing, redeeming or retiring its stock unless consolidated tangible net worth (TNW), as defined, is greater than $16,500,000 both immediately before and after giving effect to such dividend, purchase, redemption or retirement. At December 31, 1995, the Company's TNW was $24,670,000. Furthermore, any such payments are limited to an annual amount not to exceed the lesser of (i) $1,200,000 or (ii) 50% of consolidated net income, as defined, for the most recently ended fiscal year. In addition, the Company may, until March 31, 1996, expend up to an additional $3,000,000 to repurchase shares of its common stock so long as no proceeds from borrowings under the Credit Agreement are utilized for such purpose. During fiscal 1995, the Board of Directors approved the repurchase of up to 150,000 shares of the Company's common stock from time to time in either open market or privately negotiated transactions. As of December 31, 1995, the Company had repurchased 114,300 shares of its common stock in the open market for an aggregate purchase price of $2,010,000 pursuant to this authorization.

              Pursuant to the Credit Agreement, the Company may advance up to $2,000,000 to the Venture in any fiscal year or up to $4,000,000 during the term of the Credit Agreement, net of any distributions received from the Venture by the Company during such periods. From the inception of the Credit Agreement through December 31, 1995 the Company had increased its net advances to the Venture by $3,642,000. As a result of the $702,000 repayment made by the Partner referred to in Note 2 above, the net advances by the Company as of January 31, 1996 were $2,940,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

            Revenues for the three and six months ended December 31, 1995 increased $7.9 and $10.7 million, or 23.7% and 16.6%, respectively, compared with the corresponding periods of the prior year. The increase reflects higher: (i) ground handling service revenues of $5.3 and $7.9 million, respectively, due primarily to expanded services to new and existing customers and higher sales of de-icing fluid; (ii) domestic aircraft fueling revenues of $1.4 and $3.0 million, respectively, resulting primarily from expanded intoplane fueling services and retail sales of fuel at existing locations, and (iii) snow removal revenues of $1.4 million for both the three and six month periods. Partially offsetting the revenue increases were lower aircraft fueling and hangar rental revenues in Canada of $.5 and $2.3 million as a result of the cessation of operations of the Company's Canadian fixed base operations (FBO's) on October 31, 1994.

            Costs and expenses for the three and six months ended December 31, 1995 increased $4.8 and $6.9 million, or 15.0% and 11.1%, respectively, compared with the corresponding periods of the previous year. Operating costs for the three and six months ended December 31, 1995 increased $4.3 and $6.0 million, or 16.6% and 11.7%, compared with the corresponding periods of the previous year. The increase was attributable to higher: (i) labor and related costs associated with expanded ground handling operations and domestic aircraft fueling services; (ii) cost of sales of de-icing fluid; (iii) fuel costs associated with higher volumes of retail fuel sales in the U.S. and (iv) snow removal costs. Partially offsetting the increases were lower costs as a result of the cessation of operations of the Company's Canadian FBO's.

            Depreciation and amortization expenses for the three and six months ended December 31, 1995 increased $.2 and $.3 million, or 10.2% and 8.6%, respectively, compared with the corresponding periods of the previous year.
The increase is due primarily to additions of ground handling equipment.

            Selling, general and administrative expenses for the three and six months ended December 31, 1995 increased $.3 and $.7 million, or 8.1% and 10.1%, compared with the corresponding periods of the previous year. The increase primarily reflects the recording of provisions relating to stock appreciation rights as a result of increases in the market price of the Company's common stock.

            Earnings before equity in loss of joint venture and provision for income taxes for the three and six months ended December 31, 1995, increased $3.1 and $3.8 million compared with the corresponding periods of the previous year due primarily to improved results from ground handling (including higher sales of de-icing fluid), domestic aircraft fueling and snow removal operations. Adding to the increase was the elimination of operating losses associated with the Company's

Canadian FBO's. Partially offsetting the increases were higher selling, general and administrative expenses as described above and for the six months the loss of a ground handling contract at a domestic airport location as a result of a merger of two airlines.

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

            The Company's 50% share of losses from its real estate joint venture in Hawaii (the Venture) for the six months ended December 31, 1995 increased $.2 million from, and for the three months ended December 31, 1995
approximated that of, the corresponding period of the previous year.   The
increased loss for the six months is due primarily to higher interest - net as interest expense increased due mainly to higher balances of partner advances payable. In addition, the Venture's interest income decreased as a result of the reduction in mortgage receivables. As is usual for companies with land development operations, the contribution to future results from such operations will fluctuate depending upon land sales closed in each reported period.

            The Company's provision for income taxes for the three and six months ended December 31, 1995, increased $1.3 and $1.6 million compared with the corresponding periods of the previous year. The increase primarily reflects: (i) increased pre-tax earnings in the U.S. and Canada; and (ii) the Company's utilization during the six months ended December 31, 1994 of $.5 million of its Canadian depreciation differences to offset its provision for foreign income taxes.

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

            As set forth in Item 5 of Part II of this Form 10-Q, the Company is engaged in negotiations with Lufthansa Airport and Ground Services GmbH (LAGS) concerning the acquisition by LAGS of a minority interest in the Company's North American Aviation Services business. LAGS is a wholly-owned subsidiary of Deutsche Lufthansa AG.

Liquidity and Capital Expenditures and Commitments

            The Company's recurring sources of liquidity are funds provided from operations and bank lines of credit. The Company has a Revolving Credit Agreement (the Credit Agreement) with a group of banks which provides for a revolving credit facility. Pursuant to the Credit Agreement, the Company may borrow funds (including outstanding letters of credit) up to a limit of $18.3 million (the Limit) until March 31, 1997. At such time, and at the end of each subsequent quarter, the Limit will be reduced by one-sixteenth of the Limit that was in effect on December 31, 1996 until December 31, 2000, at which time
the Credit Agreement terminates.   As of December 31, 1995, there were no
direct borrowings and $3.0 million of letters of credit were outstanding under the Credit Agreement.

            During the six months ended December 31, 1995 and 1994, net cash provided by operating activities was $5.3 and $3.1 million, respectively. Net cash used by advances to the Hawaii joint venture was $.8 and $.4 million for the six months ended December 31, 1995 and 1994, respectively. Capital expenditures, net of proceeds from the sale of property and equipment, were $6.3 and $5.1 million for the six months ended December 31, 1995 and 1994, respectively. At December 31, 1995 cash and cash equivalents were $10.5 compared with $12.6 million at June 30, 1995. The increases in accounts receivable, accounts payable and accrued expenses and other current liabilities are primarily attributable to the Company's snow removal and aircraft de-icing services, which are seasonal in nature. At December 31, 1995 the Company had commitments to fund $2.2 million for operating equipment, the majority of which is expected to be expended during the third quarter of fiscal 1996. Capital expenditures are primarily for equipment and facilities used in the Company's operations. The Company is unable to determine the extent of additional future capital expenditures since, as a service company, its capital expenditure requirements fluctuate depending upon facility requirements and equipment purchases associated with the Company's ability to successfully obtain additional contracts.

            During fiscal 1995, the Board of Directors approved the repurchase of up to 150,000 shares of the Company's common stock from time to time in either open market or privately negotiated transactions. As of December 31, 1995, the Company had repurchased 114,300 shares of its common stock in the open market for an aggregate purchase price of $2.0 million pursuant to this authorization.

            At December 31, 1995, the Venture had commitments aggregating $2.9 million for project expenditures. Included in this amount is $1.7 million for the construction of water well equipment and a reservoir by June 30, 1996. The Venture has begun the process to extend the date by which this expenditure need be made. It is expected that funds for most of the Venture's other commitments will be expended subsequent to fiscal 1996. As of December 31, 1995, the Venture was obligated to repurchase $.3 million of mortgage receivables that were previously sold to a bank. In addition, the Venture is obligated to repurchase on February 11 and September 27, 1996 the unpaid balance of certain mortgage receivables that were previously sold to another bank. As of December 31, 1995, the unpaid balance in respect of such mortgage receivables was $.9 and $.5 million, respectively. The Venture is engaged in discussions to extend or refinance such obligations. At December 31, 1995, the Venture had $.6 million of cash available for its requirements.

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

            The Joint Venture Agreement provides that the Company and its partner in the Venture, Oxford Kohala, Inc. (the Partner), are obligated to make equal advances of any of the Venture's required fundings. It is anticipated that the Venture's commitments, including any repurchase of mortgage receivables previously sold to two banks, will be funded by cash flow from its operations and advances from the Company and the Partner. It is expected that any advances which the Company may be required to make to the Venture will be provided from the Company's cash flow and lines of credit. Pursuant to the Credit Agreement the Company may advance up to $2.0 million to the Venture in any fiscal year or up to $4.0 million during the term of the Credit Agreement, net of any distributions received from the Venture by the
Company during such periods.   Since the inception of the Credit Agreement, and
after giving effect to the repayment by the Partner in January 1996 of Additional Advances as discussed below, the Company has increased its net advances to the Venture by $2.9 million. Distributions, if any, received by the Company with respect to the Venture, net of advances made by the Company during the applicable period, in excess of $4.0 million in any four consecutive quarters, or in excess of $2.0 million in any fiscal year, reduce the Limit.
At present, it
is anticipated that the advances required to meet the obligations of the Venture will not exceed the limits set forth in the Credit Agreement or that the Credit Agreement will be amended to allow for any excess.

            The Partner is a subsidiary of Oxford First Corporation (Oxford First). On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer certain amounts to the Partner. The amounts so authorized were not sufficient to allow the Partner to make its full share of required advances. The Company opted to make additional advances (the Additional Advances) to cover the Partner's funding deficiency. During November 1995, the Partner resumed making advances, and in January 1996, the Partner repaid to the Company $.7 million, which was the entire amount of Additional Advances. In addition, pursuant to an amended reorganization plan which was approved by the Bankruptcy Court on September 7, 1995, Oxford First is permitted to transfer funds to the Partner in an aggregate amount not to exceed $750,000 in each of the calendar years 1996 and 1997. The Company, at present, is unable to determine whether such permitted transfers will be sufficient in order for the Partner to make its share of future advances to the Venture. Should the Partner be unable to make its share of future advances to the Venture, the Company has the option to make further advances on behalf of the Partner (subject to its right of reimbursement) necessary up to the limits set forth in the Credit Agreement. The Partner did not file for reorganization under Chapter 11 of the Bankruptcy Code. During the three months ended December 31, 1995, the Company advanced $.5 million to the Venture constituting its 50% share of the Venture's required fundings. During the six months ended December 31, 1995, the Company advanced $.8 million to the Venture, including Additional Advances that were repaid in January 1996.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of Stockholders of the Company, held on November 17, 1995, the only matter voted upon was the election of directors. All six incumbent directors of the Company were re-elected. The voting was as follows:

                                                                         Shares for Which
                  Name of Nominee             Shares Voted For           Authority Withheld
                  ---------------             ----------------           ------------------
                  Milton H. Dresner           1,107,997                           0
                  Jay B. Langner              1,107,997                           0
                  Edward J. Rosenthal         1,107,997                           0
                  Hans H. Sammer              1,107,997                           0
                  Richard D. Segal            1,107,997                           0
                  Stanley S. Shuman           1,103,297                       4,700

There were no abstensions or broker nonvotes.


Item 5.  Other Information

On December 7, 1995 the Company announced that it is engaged in negotiations with Lufthansa Airport and Ground Services GmbH (LAGS) concerning the acquisition by LAGS of a minority interest in the Company's North American Aviation Services business (the Aviation Business). LAGS is a wholly-owned subsidiary of Deutsche Lufthansa AG (Lufthansa). Such negotiations are continuing at the present time.

The negotiations contemplate a transaction pursuant to which LAGS would acquire a 26% interest in the Aviation Business for a price of approximately $23.8 million, subject to adjustment based on future earnings of the Aviation Business. It is intended that approximately $16 million of the purchase price be paid in cash by LAGS at the closing, with the balance payable over three years. The negotiations also contemplate that LAGS would have an option to increase its interest in the Aviation Business up to 49%. The option price would be based in part on a formula related to future earnings.

The Company will continue to manage the Aviation Business and neither LAGS nor Lufthansa will acquire securities of the Company.

The Company's Aviation Business constitutes approximately 70% of its assets and virtually all of its revenues.

Any transaction would be subject to negotiation and execution of definitive agreements, approval of the Company's Board of Directors and stockholders, and certain other conditions. There can be no assurance that definitive agreements relating to the proposed transaction will be reached, or if agreements are reached, that any transaction will be consummated.


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




                                            HUDSON GENERAL CORPORATION
                                            --------------------------
                                                    (Registrant)



Date:  February 5, 1996
       ----------------



                                            /s/ JAY B. LANGNER
                                            --------------------------
                                                Jay B. Langner
                                                President



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
--------------------------------------------------------------------------
      11    Computations of Earnings Per Share Information,
            Primary and Fully Diluted - Net Earnings                16-18

      27    Financial Data Schedule                                 19-20