Form 10-Q
period 1996-03-31
HUDSON GENERAL CORP
filed 1996-05-06
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Common Stock, par value $1.00 per share: 1,154,458 shares outstanding at April 22, 1996

                          PART I - FINANCIAL STATEMENTS

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                            Three Months Ended                     Nine Months Ended
                                                                  March 31,                            March 31,
                                                         1996              1995                 1996              1995
                                                      -----------------------------           ---------------------------
                                                      (Unaudited)       (Unaudited)          (Unaudited)       (Unaudited)
Revenues ....................................          $ 56,510,000       $ 37,953,000        $ 131,755,000     $ 102,478,000
                                                       ------------       ------------        -------------     -------------
Costs and expenses:
 Operating ..................................            38,119,000         28,429,000           95,786,000        80,057,000
 Depreciation and amortization ..............             2,127,000          2,588,000            5,707,000         5,884,000
 Selling, general & administrative ..........             4,874,000          3,461,000           12,486,000        10,377,000
 Interest ...................................               110,000            116,000              327,000           467,000
                                                       ------------       ------------        -------------     -------------
   Total costs and expenses .................            45,230,000         34,594,000          114,306,000        96,785,000
                                                       ------------       ------------        -------------     -------------
Earnings before equity in loss of
 joint venture and provision (benefit) for
 income taxes ...............................            11,280,000          3,359,000           17,449,000         5,693,000
Equity in loss of joint venture .............              (669,000)          (660,000)          (2,060,000)       (1,805,000)
                                                       ------------       ------------        -------------     -------------
Earnings before provision (benefit) for
 income taxes ...............................            10,611,000          2,699,000           15,389,000         3,888,000
Provision (benefit) for income taxes ........             4,552,000           (775,000)           6,455,000          (454,000)
                                                       ------------       ------------        -------------     -------------
Net earnings ................................          $  6,059,000       $  3,474,000        $   8,934,000     $   4,342,000
                                                       ============       ============        =============     =============
Earnings per share, primary .................          $       5.10       $       2.76        $        7.60     $        3.45
                                                       ============       ============        =============     =============
Earnings per share, fully diluted ...........          $       3.06       $       1.75        $        4.72     $        2.42
                                                       ============       ============        =============     =============
Cash dividends per common share .............          $       --         $       --          $         .25     $         .25
                                                       ============       ============        =============     =============
Weighted average common and common equivalent
  shares outstanding:
  Primary ...................................             1,187,000          1,258,000            1,175,000         1,260,000
                                                       ============       ============        =============     =============
  Fully diluted .............................             2,075,000          2,143,000            2,072,000         2,148,000
                                                       ============       ============        =============     =============

See accompanying notes to consolidated financial statements.

                                  HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,          June 30,
                                                                                         1996               1995
                                                                                      -----------        ----------
                                                                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents .......................................................  $ 15,770,000      $12,613,000
  Accounts and notes receivable - net .............................................    24,431,000       14,457,000
  Inventory .......................................................................     1,043,000          936,000
  Prepaid expenses and other assets ...............................................       953,000          876,000
  Deferred income taxes ...........................................................     4,602,000        4,602,000
                                                                                    -------------      -----------
        Total current assets ......................................................    46,799,000       33,484,000

Property, equipment and leasehold rights at cost,
  less accumulated depreciation and amortization ..................................    38,573,000       33,864,000
Investment in Hawaii joint venture - net ..........................................    15,304,000       16,065,000
Long-term receivables - net .......................................................     2,157,000        2,585,000
Other assets - net ................................................................       730,000          770,000
Excess cost over fair value of net assets acquired ................................       773,000          800,000
                                                                                    -------------      -----------
                                                                                    $ 104,336,000      $87,568,000
                                                                                    =============      ===========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ................................................................  $ 15,368,000      $12,305,000
  Income taxes payable ............................................................     6,597,000        1,557,000
  Accrued expenses and other liabilities ..........................................    21,356,000       21,233,000
                                                                                    -------------      -----------
        Total current liabilities .................................................    43,321,000       35,095,000
                                                                                    -------------      -----------

Long-term debt, subordinated ......................................................    28,990,000       29,000,000
Deferred income taxes .............................................................     1,857,000        1,857,000
                                                                                    -------------      -----------
        Total noncurrent liabilities ..............................................    30,847,000       30,857,000
                                                                                    -------------      -----------

Stockholders' Equity:
  Serial preferred stock (authorized 100,000 shares
   of $1 par value) - none outstanding ............................................          --                --
  Common stock (authorized 7,000,000 shares of $1 par
   value) - issued and outstanding 1,267,507 and
  1,253,802 shares ................................................................     1,268,000        1,254,000
 Paid in capital ..................................................................     6,974,000        6,759,000
 Retained earnings ................................................................    25,354,000       16,707,000
 Equity adjustments from foreign currency
  translation .....................................................................    (1,418,000)      (1,483,000)
 Treasury stock, at cost, 114,300
   and 96,600 shares ..............................................................    (2,010,000)      (1,621,000)
                                                                                    -------------      -----------
       Total stockholders' equity .................................................    30,168,000       21,616,000
                                                                                    -------------      -----------
                                                                                    $ 104,336,000      $87,568,000
                                                                                    =============      ===========

See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                                        March 31,
                                                                 1996            1995
                                                            --------------  --------------
                                                              (Unaudited)     (Unaudited)
                                                            --------------  --------------
Cash flows from operating activities:
 Net earnings ...........................................   $  8,934,000    $  4,342,000
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation and amortization ........................      5,707,000       5,884,000
   Increase (decrease) in deferred income tax liabilities         13,000         (70,000)
   Equity in loss of joint venture ......................      2,060,000       1,805,000
   Capitalization of interest costs on Hawaii
     joint venture advances .............................     (1,202,000)     (1,057,000)
   Gain on sale or disposal of equipment ................        (48,000)       (463,000)
   Change in other current assets and liabilities:
     Accounts and notes receivables - net ...............     (9,939,000)         29,000
     Inventory - net ....................................       (104,000)         76,000
     Prepaid expenses and other assets ..................        (74,000)        251,000
     Deferred income taxes ..............................           --        (1,300,000)
     Accounts payable ...................................      3,053,000       1,224,000
     Income taxes payable ...............................      5,040,000         103,000
     Accrued expenses and other liabilities .............         76,000       1,226,000
   Decrease in other assets .............................         40,000          79,000
   Decrease in long-term receivables - net ..............        428,000         419,000
     Other - net ........................................         31,000          95,000
                                                            ------------    ------------
         Net cash provided by operating activities ......     14,015,000      12,643,000
                                                            ------------    ------------

Cash flows from investing activities:
 Purchases of property, equipment and leasehold rights ..    (10,440,000)     (7,508,000)
 Proceeds from sale of property and equipment ...........        136,000         900,000
 Advances to Hawaii joint venture - net .................        (97,000)     (1,164,000)
                                                            ------------    ------------
         Net cash used by investing activities ..........    (10,401,000)     (7,772,000)
                                                            ------------    ------------

Cash flows from financing activities:
 Proceeds from issuance of common stock .................        220,000          30,000
 Cash dividends paid ....................................       (287,000)       (314,000)
 Purchase of treasury stock .............................       (389,000)           --
                                                            ------------    ------------
        Net cash used by financing activities ...........       (456,000)       (284,000)
                                                            ------------    ------------

Effect of exchange rate changes on cash .................         (1,000)       (118,000)
                                                            ------------    ------------
Net decrease in cash and cash equivalents ...............      3,157,000       4,469,000
Cash and cash equivalents at beginning of period ........     12,613,000       6,727,000
                                                            ------------    ------------
Cash and cash equivalents at end of period ..............   $ 15,770,000    $ 11,196,000
                                                            ============    ============

See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Hudson General Corporation and Subsidiaries (the Company) as of March 31, 1996 and June 30, 1995, and the results of operations for the three and nine months, and cash flows for the nine months ended March 31, 1996 and 1995. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

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

    The summary balance sheets for the Venture are as follows:

                                                       March 31,       June 30,
                                                          1996           1995
                                                          ----           ----
                                                      (Unaudited)
    Cash and equivalents                            $    440,000    $     89,000
    Land and development costs                        26,822,000      26,863,000
    Mortgages, accounts and notes receivable           5,416,000       7,732,000
    Foreclosed real estate - net                       2,557,000       2,395,000
    Other assets - net                                 2,323,000       2,461,000
                                                    ------------    ------------
                                                    $ 37,558,000    $ 39,540,000
                                                    ============    ============

    Notes payable                                   $  1,997,000    $  3,402,000
    Partner advances and accrued interest payable     47,988,000      44,048,000
    Accounts payable and accrued expenses              1,024,000       1,422,000
    Partners' deficit                                (13,451,000)     (9,332,000)
                                                    ------------    ------------
                                                    $ 37,558,000    $ 39,540,000
                                                    ============    ============

    Summary results of operations for the Venture are as follows:

                                                       Three Months Ended            Nine Months Ended
                                                            March 31,                     March 31,
                                                       1996           1995           1996           1995
                                                  ---------------------------    ---------------------------
                                                   (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                                  ---------------------------    ---------------------------

    Sales (net of discounts)                      $   157,000   $    180,000    $   413,000    $   339,000
                                                  -----------   ------------    -----------    -----------
    Cost of sales                                      88,000         93,000        193,000         93,000
    Selling, general and administrative               561,000        627,000      1,761,000      1,755,000
    Interest - net                                    844,000        780,000      2,578,000      2,101,000
                                                  -----------   ------------    -----------    -----------
    Total costs                                     1,493,000      1,500,000      4,532,000      3,949,000
                                                  -----------   ------------    -----------    -----------
    Loss                                          $(1,336,000)  $ (1,320,000)   $(4,119,000)   $(3,610,000)
                                                  ===========   ============    ===========    ===========

    The Company's 50% share of the Venture's results were losses of $669,000 and $660,000 for the three months ended March 31, 1996 and 1995, respectively, and $2,060,000 and $1,805,000 for the nine months ended March 31, 1996 and 1995, respectively, and have been included in "Equity in loss of joint venture" in the accompanying consolidated statements of earnings. The Company's partner in the Venture is Oxford Kohala, Inc. (the Partner), a wholly owned subsidiary of Oxford First Corporation (Oxford First). Under the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement), the partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the land. The Company's total advances (including accrued interest) at March 31, 1996 were $23,994,000.

    On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer certain amounts to the Partner. The amounts so authorized were not sufficient to allow the Partner to make its full share of required advances. The Company opted to make additional advances (the Additional Advances) to cover the Partner's funding deficiency. During November 1995, the Partner resumed making advances, and in January 1996, the Partner repaid to the Company the entire amount of Additional Advances of $702,000 together with $37,000 of interest thereon. In addition, pursuant to an amended reorganization plan which was approved by the Bankruptcy Court on September 7, 1995, Oxford First is permitted to transfer funds to the Partner in an aggregate amount not to exceed $750,000 in each of the calendar years 1996 and 1997. The Company, at present, is unable to determine whether such permitted transfers will be sufficient in order for the Partner to make its share of future advances to the Venture. Should the Partner be unable to make its share of future advances to the Venture, the Company has the option to make further advances on behalf of the Partner (subject to its rights of reimbursement) necessary up to the limits set forth in its Revolving Credit Agreement (the Credit Agreement) with a group of banks (see Note 4). The Partner did not file for reorganization under Chapter 11 of the Bankruptcy Code. During the nine months ended March 31, 1996, the Company advanced $836,000 to the Venture, including Additional Advances of $154,000 that were repaid to the Company in January 1996.

3. Accrued expenses and other liabilities consisted of the following:

                                             March 31,         June 30,
                                               1996             1995
                                               ----             ----
                                           (Unaudited)

    Salaries and wages                     $ 6,132,000     $ 5,353,000
    Interest                                   457,000         956,000
    Insurance                                5,872,000       6,022,000
    Operating expenses payable               3,770,000       3,176,000
    Customer advances and deposits           1,611,000       1,739,000
    Other                                    3,514,000       3,987,000
                                           -----------     -----------
                                           $21,356,000     $21,233,000
                                           ===========     ===========

4. The Credit Agreement contains various restrictions, among which are provisions restricting the Company from paying cash dividends or purchasing, redeeming or retiring its stock unless consolidated tangible net worth
    (TNW), as defined, is greater than $16,500,000 both immediately before and after giving effect to such dividend, purchase, redemption or retirement. At March 31, 1996, the Company's TNW was $30,813,000. Furthermore, any such payments are limited to an annual amount not to exceed the lesser of (i) $1,200,000 or (ii) 50% of consolidated net income, as defined, for the most recently ended fiscal year. In addition, the Company was permitted, until March 31, 1996, to expend up to an additional $3,000,000 to repurchase shares of its common stock so long as no proceeds from borrowings under the Credit Agreement were utilized for such purpose. During fiscal 1995, the Board of Directors approved the repurchase of up to 150,000 shares of the Company's common stock from time to time in either open market or privately negotiated transactions. As of March 31, 1996, the Company had repurchased 114,300 shares of its common stock in the open market for an aggregate purchase price of $2,010,000 pursuant to this authorization.

    Pursuant to the Credit Agreement, the Company may advance up to $2,000,000 to the Venture in any fiscal year or up to $4,000,000 during the term of the Credit Agreement, net of any distributions received from the Venture by the Company during such periods. From the inception of the Credit Agreement through March 31, 1996 the Company had increased its net advances to the Venture by $2,903,000, after giving effect to the repayment of the $702,000 of Additional Advances, plus $37,000 of interest thereon.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

       Revenues for the three and nine months ended March 31, 1996 increased $18.6 and $29.3 million, or 48.9% and 28.6%, respectively, compared with the corresponding periods of the prior year. The increase reflects higher: (i) snow removal revenues of $11.1 and $12.5 million, respectively, as a result of record snowfalls in the northeast; (ii) ground handling service revenues of $6.5 and $14.4 million, respectively, due primarily to expanded services to new and existing customers and to higher sales of de- icing fluid; and (iii) domestic aircraft fueling revenues of $.9 and $3.9 million, respectively, resulting primarily from expanded intoplane fueling services and retail sales of fuel at existing locations. Partially offsetting the revenue increases were lower: (i) aircraft fueling and hangar rental revenues in Canada for the nine months ended March 31, 1996 of $2.3 million as a result of the cessation of operations of the Company's Canadian fixed base operations (FBO's) on October 31, 1994; and (ii) ground transportation revenues for the three and nine months ended March 31, 1996 of $.5 and $.2 million, respectively, due primarily to the loss of contracts to operate information kiosks and specialized airfield passenger transport vehicles.

       Costs and expenses for the three and nine months ended March 31, 1996 increased $10.6 and $17.5 million, or 30.7% and 18.1%, respectively, compared with the corresponding periods of the previous year. Operating costs for the three and nine months ended March 31, 1996 increased $9.7 and $15.7 million, or 34.1% and 19.6%, compared with the corresponding periods of the previous year. The increase was attributable to higher: (i) snow removal costs; (ii) labor and related costs associated with expanded ground handling operations and domestic aircraft fueling services; (iii) cost of sales of de-icing fluid; and (iv) fuel costs associated with higher volumes of retail fuel sales and internal fuel usage in the U.S. Partially offsetting the increases for the three and nine months ended March 31, 1996 were lower costs as a result of: (i) the loss of contracts to operate ground transportation information kiosks and specialized airfield passenger transport vehicles; (ii) the positive trending of workers' compensation insurance claims; and (iii) for the nine months ended March 31, 1996, the cessation of operations of the Company's Canadian FBO's.

       Depreciation and amortization expenses for the three and nine months ended March 31, 1996 decreased $.5 and $.2 million, or 17.8% and 3.0%, respectively, compared with the corresponding periods of the previous year. The decrease is due to the absence in the current year periods of accelerated amortization of the remaining carrying value of leasehold improvements made to a hangar facility at a domestic airport location in the prior year (the Accelerated Amortization). Partially offsetting the decrease is additional depreciation in the current year periods due mainly to purchases of ground handling equipment.

       Selling, general and administrative expenses for the three and nine months ended March 31, 1996 increased $1.4 and $2.1 million, or 40.8% and 20.3%, respectively, compared with the corresponding periods of the previous year. The increase primarily reflects the recording of higher provisions relating to: (i) the Company's bonus and retirement plans; and (ii) stock appreciation rights as a result of increases in the market price of the Company's common stock.

       Earnings before equity in loss of joint venture and provision (benefit)for income taxes for the three and nine months ended March 31, 1996, increased $7.9 and $11.8 million compared with the corresponding periods of the previous year due primarily to improved results from snow removal, ground handling (including higher sales of de-icing fluid) and domestic aircraft fueling operations. Adding to the increase for the three and nine months was the absence of the Accelerated Amortization and a decrease in workers' compensation insurance costs, and also adding to the increase for the nine months was the elimination of operating losses associated with the Company's Canadian FBO's. Partially offsetting the increases were higher selling, general and administrative expenses as described above.

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

       The Company's 50% share of losses from its real estate joint venture in Hawaii (the Venture) for the nine months ended March 31, 1996 increased $.3 million from, and for the three months ended March 31, 1996 approximated that of, the corresponding period of the previous year. The increased loss for the nine months is due primarily to higher interest - net as interest expense increased due mainly to higher balances of partner advances payable. In addition, the Venture's interest income decreased as a result of the reduction in mortgage receivables. As is usual for companies with land development operations, the contribution to future results from such operations will fluctuate depending upon land sales closed in each reported period.

       The Company's provision (benefit) for income taxes for the three and nine months ended March 31, 1996, increased $5.3 and $6.9 million compared with the corresponding periods of the previous year. The increase primarily reflects: (i) increased pre-tax earnings in the U.S. and Canada; and (ii) the Company's recognition in the previous year of $1.3 million of deferred tax assets resulting from a reevaluation of the operating results of the Company's Canadian subsidiary.

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

Liquidity and Capital Expenditures and Commitments

       The Company's recurring sources of liquidity are funds provided from operations and bank lines of credit. The Company has a Revolving Credit Agreement (the Credit Agreement) with a group of banks which provides for a revolving credit facility. Pursuant to the Credit Agreement, the Company may borrow funds (including outstanding letters of credit) up to a limit of $18.3 million (the Limit) until March 31, 1997. At such time, and at the end of each subsequent quarter, the Limit will be reduced by one-sixteenth of the Limit that was in effect on December 31, 1996 until December 31, 2000, at which time the Credit Agreement terminates. As of March 31, 1996, there were no direct borrowings and $3.0 million of letters of credit were outstanding under the Credit Agreement.On February 27, 1996, the Company entered into a Unit Purchase and Option Agreement (the Purchase Agreement) with Lufthansa Airport and Ground Services GmbH (LAGS), pursuant to which LAGS will acquire a 26% interest in the Company's aviation services business, and will have an option to increase such interest up to a maximum of 49%. The consummation of the transaction contemplated by the Purchase Agreement is subject to certain conditions, including the approval of the holders of a majority of the Company's outstanding stock at a meeting scheduled to be held on May 23, 1996. In contemplation of such transaction, the Company has begun discussion with the group of banks to provide new banking agreements for the Company and Hudson General LLC (Hudson
LLC), a newly formed entity, which will conduct the aviation services business.

       During the nine months ended March 31, 1996 and 1995, net cash provided by operating activities was $14.0 and $12.6 million, respectively. Net cash used by advances to the Hawaii joint venture was $.1 and $1.2 million for the nine months ended March 31, 1996 and 1995, respectively. Capital expenditures, net of proceeds from the sale of property and equipment, were $10.3 and $6.6 million for the nine months ended March 31, 1996 and 1995, respectively. At March 31, 1996 cash and cash equivalents were $15.8 compared with $12.6 million at June 30, 1995. The increases in accounts receivable and accounts payable are primarily attributable to the Company's snow removal and aircraft de-icing services, which are seasonal in nature. At March 31, 1996 the Company had commitments to fund $4.7 million for operating equipment, the majority of which is expected to be expended during the fourth quarter of fiscal 1996. Capital expenditures are primarily for equipment and facilities used in the Company's operations. The Company is unable to determine the extent of additional future capital expenditures since, as a service company, its capital expenditure requirements fluctuate depending upon facility requirements and equipment purchases associated with the Company's ability to successfully obtain additional contracts.

       During fiscal 1995, the Board of Directors approved the repurchase of up to 150,000 shares of the Company's common stock from time to time in either open market or privately negotiated transactions. As of March 31, 1996, the Company had repurchased 114,300 shares of its common stock in the open market for an aggregate purchase price of $2.0 million pursuant to this authorization (see
Note 4).

       At March 31, 1996, the Venture had commitments aggregating $3.3 million for project expenditures. Included in this amount is $1.7 million for the construction of water well equipment and a reservoir by June 30, 1996. The Venture has begun the process to extend the date by which this expenditure need be made. It is expected that funds for most of the Venture's other commitments will be expended subsequent to fiscal 1996. As of March 31, 1996, the Venture was obligated to repurchase the unpaid balance of mortgage receivables that were previously sold to two banks, and in September 1996 would have been obligated to repurchase the unpaid balance of additional mortgage receivables previously sold to one of these banks. As of March 31, 1996, the aggregate unpaid balance in respect of such mortgage receivables was $1.4 million. At March 31, 1996, the Venture had $.4 million of cash available for its requirements. On April 30, 1996, the Company and its partner in the Venture, Oxford Kohala, Inc. (the Partner) each advanced $.5 million to the Venture, and the Venture repurchased all such mortgage receivables.

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

       The Joint Venture Agreement provides that the Company and the Partner are obligated to make equal advances of any of the Venture's required fundings. It is anticipated that the Venture's commitments will be funded by cash flow from its operations and advances from the Company and the Partner. It is expected that any advances which the Company may be required to make to the Venture will be provided from the Company's cash flow and lines of credit. Pursuant to the Credit Agreement the Company may advance up to $2.0 million to the Venture in any fiscal year or up to $4.0 million during the term of the Credit Agreement, net of any distributions received from the Venture by the Company during such periods. Since the inception of the Credit Agreement through March 31, 1996, the Company has increased its net advances to the Venture by $2.9 million after giving effect to the repayment of the $.7 million of Additional Advances referred to below, plus interest thereon. Distributions, if any, received by the Company with respect to the Venture, net of advances made by the Company during the applicable period, in excess of $4.0 million in any four consecutive quarters, or in excess of $2.0 million in any fiscal year, reduce the Limit. At present, it is anticipated that the advances required to meet the obligations of the Venture will not exceed the limits set forth in the Credit Agreement or that the Credit Agreement will be amended to allow for any excess.

       The Partner is a subsidiary of Oxford First Corporation (Oxford First). On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer certain amounts to the Partner. The amounts so authorized were not sufficient to allow the Partner to make its full share of required advances. The Company opted to make additional advances (the Additional Advances) to cover the Partner's funding deficiency. During November 1995, the Partner resumed making advances, and in January 1996, the Partner repaid to the Company the entire amount of the Additional Advances of $.7 million together with interest thereon. In addition, pursuant to an amended reorganization plan which was approved by the Bankruptcy Court on September 7, 1995, Oxford First is permitted to transfer funds to the Partner in an aggregate amount not to exceed $750,000 in each of the calendar years 1996 and 1997. The Company, at present, is unable to determine whether such permitted transfers will be sufficient in order for the Partner to make its share of future advances to the Venture. Should the Partner be unable to make its share of future advances to the Venture, the Company has the option to make further advances on behalf of the Partner (subject to its right of reimbursement) necessary up to the limits set forth in the Credit Agreement. The Partner did not file for reorganization under Chapter 11 of the Bankruptcy Code. During the nine months ended March 31, 1996, the Company advanced $.8 million to the Venture, including Additional Advances of $.2 million that were repaid to the Company in January 1996.

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

       Upon closing of the transaction contemplated by the Purchase Agreement, Hudson LLC will receive approximately $16 million in cash. The balance of the purchase price of approximately $7.8 million, which is subject to potential downward adjustment based on the future earnings of the aviation services business, is payable in cash in three annual installments expected to be paid in September 1996, 1997 and 1998. It is presently contemplated that approximately $16 million of the proceeds from the sale to LAGS of a 26% interest in Hudson LLC will be used by Hudson LLC to call the equivalent amount of the Company's 7% Convertible Subordinated Debentures due 2011 (the Debentures) for redemption. Such proceeds, to the extent that the Debentures are converted instead of being redeemed, together with the deferred proceeds from such sale, will be used to retire additional Debentures, to satisfy other indebtedness of Hudson LLC or for other general purposes, including working capital requirements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       In 1988, Texaco Canada, Inc. (Texaco) (now McColl-Frontenac Inc.) instituted a lawsuit in the Supreme Court of Ontario, Canada against the Company and Petro-Canada, Inc., the corporation which supplied aviation fuel for the Company's Canadian fixed base operations. The suit's allegations, as amended in 1992, are that the defendants interfered with contractual and fiduciary relations and induced the breach of a fuel supply agreement between Texaco and Innotech Aviation Limited (Innotech) in connection with the purchase by the Company from Innotech in 1984 of certain assets of Innotech's airport ground services business. The suit seeks compensatory and punitive damages totaling $110,000,000 (Canadian) (approximately $80,000,000 (U.S.)) plus all profits earned by the defendants subsequent to the alleged breach. A trial date has been set for May 1996. Innotech (which due to a name change is now called Aerospace Realties (1986) Limited (Aerospace)) had agreed to defend and indemnify the Company against claims of whatever nature asserted in connection with, arising out of or resulting from the fuel supply agreement with Texaco. By a letter dated February 15, 1996, the Company was notified by Aerospace that Aerospace has entered into a liquidation phase and can no longer defray the cost of defending this lawsuit or pay for any damages resulting therefrom. Company management believes, and counsel for the Company has advised based on available facts, that the Company will successfully defend this action.

       In March 1994, a jury in New York State Supreme Court in Manhattan, New York rendered a verdict against the Company in a civil lawsuit for personal injuries and awarded the plaintiff a total of $21,436,000 in damages, of which $19,186,000 is covered by insurance. The suit arose from an accident involving a collision between a vehicle operated by the Company and another vehicle at JFK International Airport in New York. The judge in the case subsequently vacated the $2,250,000 punitive damage award (which is not covered by insurance) against the Company. The judge also ruled that the jury's award of compensatory damages was excessive in several respects, and held that this award should be reduced to $9,600,000. The compensatory damages are fully covered by insurance. The Company's insurance carrier appealed the judge's ruling, seeking to further reduce the jury's award. The plaintiff cross-appealed the judge's ruling which vacated the jury award of $2,250,000 in punitive damages against the Company. However, in such cross-appeal, the plaintiff sought to reinstate only $750,000 of such damages. On April 23, 1996, the Appellate Division affirmed the judge's decision, including the judge's decision to vacate the punitive damage award against the Company.

Item 6.  Exhibits and Reports on Form 8-K

      a)       Exhibits

      10.4(c) Amendment effective January 23, 1996, amending the Form of Severance Agreement between the Registrant and Michael Rubin dated as of June 3, 1986.

      10.4(d) Amended schedule of executive officers entitled to benefits of Severance Agreements.

      10.5(e) Amendment effective January 23, 1996, amending the Employment Agreement between the Registrant and Jay B. Langner dated July 28, 1988, as amended.

      10.5(f) Amendment effective January 23, 1996, amending the Severance Agreement between the Registrant and Jay B. Langner dated April 16, 1990.

      10.7(c) Amendment effective January 23, 1996, amending the Form of Employment Agreement between the Registrant and Michael Rubin dated February 8, 1990.

      10.7(d) Amended schedule of executive officers entitled to benefits of Employment Agreements.

      11 Computations of Earnings Per Share Information, Primary and Fully Diluted - Net Earnings.

      27              Financial Data Schedule.

      b)       Reports on Form 8-K

      Current Report on Form 8-K dated March 6, 1996, reporting under Item 5 Other Events (and including Item 7(c) Exhibits) that the Registrant entered into a Unit Purchase and Option Agreement with Lufthansa Airport and Ground Services GmbH, a German corporation (LAGS), pursuant to which LAGS will acquire a 26% interest in the Registrant's aviation services business, and will have an option to increase such interest up to a maximum of 49%.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HUDSON GENERAL CORPORATION
                                                     (Registrant)

Date:  May 6, 1996

                                                  /s/ JAY B. LANGNER
                                                  ---------------------------
                                                      Jay B. Langner
                                                      President

                                                  /s/ MICHAEL RUBIN
                                                  ---------------------------
                                                      Michael Rubin
                                                      Chief Financial Officer

                                     HUDSON GENERAL CORPORATION & SUBSIDIARIES

                                                   EXHIBIT INDEX

Exhibit
No.                              Exhibit                                                 Page No.
- ---------------------------------------------------------------------------------------------------

10.4(c)           Amendment effective January 23, 1996, amending the Form of
                  Severance Agreement between the Registrant and Michael Rubin

10.4(d) Amended schedule of executive officers entitled to benefits of Severance Agreements

10.5(e)           Amendment effective January 23, 1996, amending the Employment
                  Agreement between the Registrant and Jay B. Langner

10.5(f)           Amendment effective January 23, 1996, amending the Severance
                  Agreement between the Registrant and Jay B. Langner

10.7(c)           Amendment effective January 23, 1996, amending the Form of
                  Employment Agreement between the Registrant and Michael Rubin

10.7(d) Amended schedule of executive officers entitled to benefits of Employment Agreements

11                Computations of Earnings Per Share Information, Primary and
                  Fully Diluted - Net Earnings

27                Financial Data Schedule