Form 10-K405
period 1996-06-30
HUDSON GENERAL CORP
filed 1996-09-24
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number 1-5896

                           HUDSON GENERAL CORPORATION
             (Exact Name of Registrant as specified in its charter)

                    Delaware                                     13-1947395
- -------------------------------------------------          ---------------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                     Identification No.)

      111 Great Neck Road, Great Neck, N.Y.                         11021
- -------------------------------------------------                 ----------
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code                (516) 487-8610

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
    Title of each class                           which registered
    -------------------                        ------------------------

    Common Stock, $1 par value                 American Stock Exchange, Inc.
    7% Convertible Subordinated Debentures
    Due 2011                                   American Stock Exchange, Inc.
- --------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                                      None
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by a checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of Registrant based on the closing price on July 31, 1996 was $41,698,876.

The number of shares outstanding (net of treasury stock) of the Registrant's common stock as of July 31, 1996 was 1,586,532 shares.

Specific portions of the following documents are incorporated herein by reference in the parts hereof indicated, and only such specific portions are to be deemed filed as part of this report:

                                    Document                                         Part
                                    --------                                         ----
1996 Proxy Statement of Registrant (to be filed with                                 III
the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year)

Registrant's 1996 Annual Report to Shareholders                                      I, II, IV

PART I

ITEM 1.  BUSINESS

         General Development of Business

         Hudson General Corporation (the "Corporation" or "Registrant") was organized in Delaware in 1961. Effective June 1, 1996, pursuant to the terms of a Unit Purchase and Option Agreement dated February 27, 1996 (the Purchase Agreement) between the Corporation and Lufthansa Airport and Ground Services GmbH (LAGS), a German corporation and an indirect wholly-owned subsidiary of Deutsche Lufthansa AG, the Corporation transferred substantially all of the assets and liabilities of its aviation services business (the Aviation Business) to Hudson General LLC (Hudson LLC), a newly formed limited liability company. In exchange for the transfer of such assets and liabilities and the assumption by Hudson LLC, as co-obligor with the Corporation, of all of the Corporation's 7% convertible subordinated debentures, the Corporation received a 74% interest in Hudson LLC. In addition, Hudson LLC sold LAGS a 26% interest in Hudson LLC, for a purchase price of $23,686,000 in cash (after certain adjustments), of which $15,848,000 was paid at the closing. The remaining portion of the purchase price of $7,838,000 (the Deferred Payment) is to be paid in three annual installments (together with accrued interest from January 1, 1996 at a rate of 11% per annum), expected to be paid in September 1996, 1997 and 1998, and is subject to potential downward adjustment based on the future earnings of the Aviation Business. The earnings of the Aviation Business in fiscal 1996 were sufficient for Hudson LLC to earn the full portion of the Deferred Payment due in September 1996 of $2,650,000, plus interest thereon. The Purchase Agreement also provided for the grant to LAGS of an option, exercisable on October 1 of each year from 1996 through 2000, effective as of the preceding July 1, pursuant to which LAGS may increase its equity ownership in Hudson LLC from 26% to a maximum of 49%, for a price based on a formula related to the average earnings of the Aviation Business over the four fiscal years preceding the exercise of the option, subject to certain minimum and maximum amounts.

         Hudson LLC is principally engaged in providing a broad range of services to the aviation industry. The services, which are conducted by Hudson LLC and its subsidiaries, include aircraft ground handling; aircraft de-icing; aircraft fueling; ground transportation services; snow removal; fuel management; cargo warehousing; ramp sweeping and glycol recovery; the sale, leasing and maintenance of ground support equipment; specialized maintenance services and the leasing of hangar, office and tie-down space to private aircraft owners. In addition to its interest in Hudson LLC, the Corporation is a 50% partner with Oxford First Corporation in a joint venture for the development and sale of land on the Island of Hawaii (see Note 3 to Item 14(a)(1) Financial Statements).

Narrative Description of Business

         Hudson LLC's snow removal and aircraft de-icing services are seasonal in nature. The results of these operations are normally reflected in the second and third quarters of the fiscal year, and fluctuate depending upon the severity of the winter season. Additional information required to be provided under this item is incorporated by reference from pages 4-7 of the Registrant's 1996 Annual Report to Shareholders.

General Information

         The Corporation does not spend a material amount for research and development activities.

         During the years ended June 30, 1996, 1995 and 1994, sources of the Corporation's revenues which exceeded 10% of consolidated revenues in any year were: aircraft ground handling services (including de-icing) $85,948,000, $74,334,000 and $68,291,000; aircraft fueling services (including fixed base operations) $23,701,000, $22,923,000 and $21,936,000; ground transportation services $21,108,000, $23,802,000 and $22,171,000; and snow removal services
$17,487,000, $3,706,000 and $17,871,000, respectively. (Note: In fiscal 1996, revenues are for the eleven months ended May 31, 1996. Foreign revenues included above are translated at the average rates of exchange in their respective fiscal years.)

         No customer of the Corporation accounted for more than 10% of consolidated revenues during fiscal 1996.

         Hudson LLC's services are generally subject to competitive bidding, and Hudson LLC competes principally with airlines and other aviation services companies, some of which are larger and have resources greater than Hudson LLC. The major bases of competition are the prices at which services are offered and the quality and efficiency in the performance of services.

         The compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment has not to date had a material effect upon the Corporation's or Hudson LLC's capital expenditures, results of operations or competitive position. However, the federal government and many state and local governments have enacted or proposed legislation and regulations with respect to storage facilities for fuel, petroleum-based products and chemicals, the disposal of hazardous waste materials, storm water discharges, and financial responsibility for possible liability exposures relating to fuel storage facilities. Compliance with such legislation and regulations has resulted in expenditures by the Corporation, including expenditures for the testing, decommissioning and/or replacement of certain of its fuel and de-icing fluid storage facilities, and the cleanup of fuel spills. The Corporation was and

Hudson LLC is presently engaged in several such decommissioning and cleanup projects, and it is anticipated that additional such expenditures, the amount of which is presently not expected to be material, will be required.

         In addition, airport authorities are coming under increasing pressure to clean up previous contamination at their facilities, and are seeking financial contributions from airport tenants and companies which operate at their airports. The Corporation cannot predict at this time the amount, if any, that it or Hudson LLC may be required to pay in connection with such airport authority initiatives.

         The Corporation and Hudson LLC employ approximately 40 and 3,700 persons, respectively.

Financial Information About Foreign and Domestic Operations and Export Sales

         The Corporation, through its ownership interest in Hudson LLC, operates in only one industry segment. For information as to foreign operations, see Note 6 to Item 14(a)(1) Financial Statements and Note 5 to Item 14(a)(2) Financial Statements of Hudson LLC. For information relating to the Corporation's investment in a joint venture to develop and sell land in Hawaii (the Venture), see Note 3 to Item 14(a)(1) Financial Statements.

ITEM 2.  PROPERTIES

         The Corporation's executive offices at 111 Great Neck Road, Great Neck, New York contain approximately 13,000 square feet and are under lease through December 31, 2002.

         Hudson LLC leases office, warehouse, hangar and maintenance shop space as well as fuel storage facilities at various airport locations in the United States and Canada. These leases expire at various dates through 2006 and contain various renewal options through 2020. A portion of this leased space has been sublet to non-affiliated sublessees. The properties owned and leased by the Corporation and Hudson LLC are suitable and adequate to conduct their businesses.

         For information relating to the Corporation's interest in land in Hawaii, see Note 3 to Item 14(a)(1) Financial Statements and page 8 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS

         In 1988, Texaco Canada Inc. (Texaco) (now known as McColl- Frontenac Inc.) instituted a lawsuit (the Texaco Lawsuit) in the Supreme Court of Ontario, Canada against the Corporation, the Corporation's Canadian subsidiary (now owned by Hudson LLC) and Petro-Canada, Inc. (the corporation which supplied aviation fuel for the Corporation's Canadian fixed base operations). The Texaco Lawsuit's allegations, as amended, are that the defendants interfered with contractual and fiduciary relations, conspired to injure, and induced the breach of a fuel supply agreement between Texaco and Innotech Aviation Limited (Innotech) in connection with the purchase by the Corporation from Innotech in 1984 of certain assets of Innotech's airport ground services business. The Texaco Lawsuit seeks compensatory and punitive damages totaling $110,000,000 (Canadian) (approximately $80,000,000 (U.S.)) plus all profits earned by the defendants subsequent to the alleged breach. The trial, which began in May 1996, has been adjourned until January 1997.

         Innotech (which due to a name change is now called Aerospace Realties
(1986) Limited, (Aerospace)) had agreed to defend and indemnify the Corporation against claims of whatever nature asserted in connection with, arising out of or resulting from the fuel supply agreement with Texaco. By a letter dated February 15, 1996, the Corporation was notified by Aerospace that Aerospace has entered into a liquidation phase and can no longer defray the cost of defending the Texaco Lawsuit or pay for any damages resulting therefrom.

         The Corporation has agreed to indemnify and hold harmless Hudson LLC, LAGS and each affiliate of LAGS against all losses related to the Texaco Lawsuit. The Corporation's management believes, and counsel for the Corporation has advised based on available facts, that the Corporation will successfully defend this action.

         In March 1994 a jury in New York State Supreme Court in Manhattan, New York rendered a verdict against the Corporation in a civil lawsuit for personal injuries and awarded the plaintiff a total of $21,436,000 in damages, of which $19,186,000 was covered by insurance. The suit arose from an accident involving a collision between a Corporation vehicle and another vehicle at JFK International Airport in New York. The judge in the case subsequently vacated the $2,250,000 punitive damage award (which was not covered by insurance) against the Corporation. The judge also ruled that the jury's award of compensatory damages was excessive in several respects, and held that this award should be reduced to $9,600,000. The compensatory damages were fully covered by insurance. The Corporation's insurance carrier appealed the judge's ruling, seeking to further reduce the jury's award. The plaintiff cross-appealed the judge's ruling which vacated the jury award of $2,250,000 in punitive damages against the Corporation. However, in such cross-appeal, the plaintiff sought to reinstate only $750,000 of such damages. On April 23, 1996, the Appellate Division affirmed the judge's decision, including the judge's decision to vacate the punitive damage award against the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders of the Corporation held on May 23, 1996 the only matter voted upon was the approval of the Purchase Agreement and the transactions contemplated thereby. The voting was as follows:

        Shares Voted           Shares Voted
            For                   Against           Shares Abstained
        ------------------------------------        ----------------
          891,055                 1,160                   1,871

ADDITIONAL ITEM
                             EXECUTIVE OFFICERS OF THE CORPORATION

      Name                      Age         Position with Corporation
      ----                      ---         -------------------------

Jay B. Langner                  66          Chairman of the Board, Chief Executive Officer and
                                            Director

Michael Rubin                   49          President and Principal Financial Officer

Paul R. Pollack                 54          Executive Vice President and Chief Operating
                                            Officer

Raymond J. Rieder               46          Senior Vice President and Chief Marketing Officer

Fernando DiBenedetto            47          Senior Vice President - Operations

Donald S. Croot                 67          Vice President-Canadian Operations

Noah E. Rockowitz               47          Vice President, Secretary and General Counsel

         No family relationships exist among the executive officers of the Corporation. Each of the executive officers holds office at the pleasure of the Board of Directors, except as noted below.

         Mr. Langner has served as a Director of the Corporation since 1961 and as Chairman since 1977. He served as President from 1989 until September 1996 and previously served in such capacity from 1961 until 1979. The Corporation has an employment contract with Mr. Langner pursuant to which Mr. Langner has agreed to render services to the Corporation as Chairman and Chief Executive Officer for a period ending January 31, 2001.

         Mr. Rubin was elected President of the Corporation in September 1996 and prior to such time served as Executive Vice President and Chief Financial Officer of the Corporation since 1990. He has been Treasurer of the Corporation since 1983. Previously, Mr. Rubin had been Vice President-Finance since 1985. He has been employed in various capacities with the Corporation since 1971. Mr. Rubin is a Certified Public Accountant.

         Mr. Pollack has served as Executive Vice President and Chief Operating Officer of the Corporation since 1990, and prior thereto as Senior Vice President since 1984. He was elected President of Hudson General LLC in September 1996. He has been employed in various capacities with the Corporation, including as a divisional officer, since 1968. Mr. Pollack is a Certified Public Accountant.

         Mr. Rieder has served as Senior Vice President and Chief Marketing Officer of the Corporation since 1990, and prior thereto as Vice President - Marketing since 1984. Mr. Rieder was elected Executive Vice President of Hudson General LLC in September 1996. He has been employed in various capacities with the Corporation, including as a divisional officer, since 1967.

         Mr. DiBenedetto has served as Senior Vice President-Operations since July 26, 1994. Prior thereto he was Vice President-Operations since 1984. He has been employed in various capacities with the Corporation, including as a divisional officer, since 1970.

         Mr. Croot has served as Vice President-Canadian Operations of the Corporation since 1989. He has been employed in various capacities with the Corporation, including as a divisional officer, since 1968.

         Mr. Rockowitz has served as Vice President-General Counsel since 1985 and as Secretary since 1986. Prior to joining the Corporation in 1985, he had been Corporate Secretary and Assistant General Counsel of Belco Petroleum Corporation since 1978.

         The Corporation has employment contracts with Messrs. Pollack, Rubin and Rieder which currently extend until December 31, 1998 and are subject to extension for additional three year periods unless on or before the September 30th preceding any then-existing expiration date, the Corporation notifies the executive that it elects not to so extend the term. The Corporation also has employment contracts with Messrs. DiBenedetto and Rockowitz which currently extend until December 31, 1997 and are subject to extension for additional two year periods unless on or before the September 30th preceding any then-existing expiration date, the Corporation notifies the executive that it elects not to so extend the term. Hudson LLC has an employment contract with Mr. Croot which terminates on December 31, 1996, at which time Mr. Croot will retire.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The information required to be provided under Part II, Item 5(a) and
(c) is incorporated by reference from page 12 of the Registrant's 1996 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data". At June 30, 1996, there were 224 holders of record of the Corporation's common stock.

         The Corporation's Revolving Credit Agreement, as amended (Credit Agreement), permits the payment of dividends (see Note 7 to Item 14(a)(1) Financial Statements) and the purchase, redemption or retirement by the Corporation of its stock so long as certain financial covenants are maintained. During fiscal 1996, holders of $249,000 principal amount of the Corporation's 7% Convertible Subordinated Debentures (the Debentures) converted such Debentures into 7,599 shares of the Corporation's common stock. In addition, primarily as a result of the call for redemption in July and September 1996 of the outstanding balance of the Debentures, holders of $26,343,000 principal amount of Debentures converted such Debentures between July 1, 1996 and September 4, 1996 into 804,259 shares of the Corporation's common stock. At September 5, 1996 no Debentures remained outstanding.

         The Board of Directors has approved the repurchase of up to 150,000 shares of the Corporation's common stock from time to time in either open market or privately negotiated transactions. As of August 31, 1996 the Corporation had repurchased 114,300 shares in the open market for an aggregate purchase price of $2,010,000 pursuant to this authorization.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required to be provided under Part II, Item 6 is incorporated by reference from page 12 of the Registrant's 1996 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required to be provided under Part II, Item 7 is incorporated by reference from pages 9-11 of the Registrant's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and the required financial statement schedule of the Corporation and the independent auditors' reports thereon of KPMG Peat Marwick LLP, independent auditors, for the Corporation's fiscal years ended June 30, 1996, 1995 and 1994 are filed pursuant to Item 14(a)(1) of this Report. The financial statements and the required financial statement schedule of Hudson LLC and the independent auditors' report thereon of KPMG Peat Marwick LLP, independent auditors, for the month ended June 30, 1996, and the financial statements and the required financial statement schedule of the Venture and the independent auditors' report thereon of KPMG Peat Marwick LLP, independent auditors, for the fiscal years ended June 30, 1996, 1995 and 1994, are filed pursuant to Item 14(d) of this Report. All such financial statements and financial statement schedules are included herein, except for the consolidated financial statements of the Corporation which are incorporated herein by reference.

         Selected quarterly financial data of the Registrant for the fiscal years ended June 30, 1996 and 1995 appears in Note 13 to Item 14(a)(1) Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required to be provided under Part III, Item 10, relative to Directors of the Registrant is incorporated by reference from the Registrant's 1996 definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A no later than 120 days after the close of its fiscal year and, relative to executive officers, to Part I of this report under the caption "Executive Officers of the Corporation".

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be provided under Part III, Items 11, 12 and 13 is incorporated by reference from the Registrant's 1996 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)
FINANCIAL STATEMENTS OF THE REGISTRANT, all of which are incorporated herein by reference to the Registrant's 1996 Annual Report to Shareholders.

Independent Auditors' Report of KPMG Peat Marwick LLP, independent auditors, appearing on page 24 of the 1996 Annual Report to Shareholders.

Consolidated Balance Sheets of Hudson General Corporation and Subsidiaries at June 30, 1996 and 1995, appearing on page 14 of the 1996 Annual Report to Shareholders.

Consolidated Statements of Earnings of Hudson General Corporation and Subsidiaries for the Years Ended June 30, 1996, 1995 and 1994, appearing on page 13 of the 1996 Annual Report to Shareholders.

Consolidated Statements of Cash Flows of Hudson General Corporation and Subsidiaries for the Years Ended June 30, 1996, 1995 and 1994, appearing on page 16 of the 1996 Annual Report to Shareholders.

Consolidated Statements of Stockholders' Equity of Hudson General Corporation and Subsidiaries for the Years Ended June 30, 1996, 1995 and 1994 appearing on page 15 of the 1996 Annual Report to Shareholders.

Notes to Consolidated Financial Statements appearing on pages 17-23 of the 1996 Annual Report to Shareholders.

(a)(2)                                                                       Location
                                                                              in 10-K
FINANCIAL STATEMENT SCHEDULE OF THE REGISTRANT FOR THE YEARS ENDED
JUNE 30, 1996, 1995 AND 1994:

Independent Auditors' Report of KPMG Peat Marwick LLP on Financial
Statement Schedule                                                             F-1

II - Valuation and Qualifying Accounts                                         F-2

FINANCIAL STATEMENTS OF HUDSON GENERAL LLC AND SUBSIDIARIES:

Independent Auditors' Report of KPMG Peat Marwick LLP.                         F-4

Consolidated Balance Sheet of Hudson General LLC and Subsidiaries
at June 30, 1996.                                                              F-6

Consolidated Statement of Earnings of Hudson General LLC and
Subsidiaries for the Period June 1, 1996 (Inception) to
June 30, 1996.                                                                 F-5

Consolidated Statement of Members' Equity of Hudson General LLC
and Subsidiaries for the Period June 1, 1996 (Inception) to
June 30, 1996.                                                                 F-7

Consolidated Statement of Cash Flows of Hudson General LLC and
Subsidiaries for the Period June 1, 1996 (Inception) to June 30, 1996.         F-8

Notes to Consolidated Financial Statements.
                                                                            F-9 - F-15
FINANCIAL STATEMENT SCHEDULE OF HUDSON GENERAL LLC AND
SUBSIDIARIES FOR THE MONTH ENDED JUNE 30, 1996:

II - Valuation and Qualifying Accounts                                         F-16

FINANCIAL STATEMENTS OF KOHALA JOINT VENTURE AND SUBSIDIARY:

Independent Auditors' Report of KPMG Peat Marwick LLP.                         F-18

Consolidated Balance Sheets of Kohala Joint Venture and
Subsidiary at June 30, 1996 and 1995.                                          F-19

Consolidated Statements of Operations and Partners' Deficit of Kohala
Joint Venture and Subsidiary for the Years Ended June 30, 1996, 1995
and 1994.                                                                      F-20

Consolidated Statements of Cash Flows of Kohala Joint Venture and
Subsidiary for the Years Ended June 30, 1996, 1995 and 1994.                   F-21

Notes to Consolidated Financial Statements.                                F-22 - F-30

FINANCIAL STATEMENT SCHEDULE OF KOHALA JOINT VENTURE AND
SUBSIDIARY FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994:

II - Valuation and Qualifying Accounts                                         F-31



Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required therein is set forth in all material respects in the financial statements, including the notes thereto.

(a)(3)                           Exhibits
- ------                           --------
               EXHIBIT
                 NO.                         EXHIBIT DESCRIPTION
               -------                       -------------------

               3.1 Restated Certificate of Incorporation of the Registrant, as amended to date, filed as
                                 Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1986, incorporated herein by reference.

               3.2(a)            Amendment to By-laws of the Registrant.

               3.2(b)            By-laws of the Registrant, as amended to date.

               4.4(a) Revolving Credit Agreement dated as of November 25, 1992 among Hudson General Aviation Services Inc., various banking institutions named therein and Bank of Boston Canada, as agent, filed as Exhibit 4.4(i) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, incorporated herein by reference.

               4.4(b) First Amendment to the Revolving Credit Agreement dated as of November 25, 1992 among Hudson General Aviation Services Inc., various banking institutions named therein and The Chase Manhattan Bank of Canada, as successor agent, dated as of March 15, 1995, filed as
                                 Exhibit 4.4(f) to Annual Report on Form 10-K for the fiscal year ended June 30, 1995, incorporated herein by reference.

               4.4(c) Second Amendment to the Revolving Credit Agreement dated as of November 25, 1992, among Hudson General Aviation Services Inc., ABN Amro Bank Canada and The Chase Manhattan Bank of Canada individually and as successor agent, dated as of June 1, 1996.

               4.4(d) Revolving Credit Agreement dated as of June 1, 1996 among Hudson General Corporation and The First National Bank of Boston, European American Bank, The Chase Manhattan Bank, N.A. and The First National Bank of Boston, as agent.

               4.4(e) Amended and Restated Revolving Credit Agreement dated as of November 25, 1992 among Hudson General Corporation, Hudson General LLC and The First National Bank of Boston, European American Bank, The Chase Manhattan Bank, N.A. and The First National Bank of Boston, as agent, as amended and restated as of June 1, 1996.

               4.5(a) Indenture dated as of July 1, 1986 between the Registrant and Chemical Bank (Delaware), relating to the Registrant's 7% Convertible Subordinated Debentures Due 2011, filed as
                                 Exhibit 4.1 to Amendment No. 1 to Form S-2
                                 Registration Statement under the Securities Act of 1933, Registration No. 33-6689, incorporated herein by reference.

               4.5(b) First Supplemental Indenture dated as of April 22, 1996 among the Registrant, Hudson General LLC and Chemical Bank Delaware to Indenture dated as of July 1, 1986.

               4.5(c) Notice of Redemption and Expiration of Conversion Privilege dated June 3, 1996 relating to the Registrant's 7% Convertible Subordinated Debentures Due 2011.

               4.5(d) Notice of Redemption and Expiration of Conversion Privilege dated August 5, 1996 relating to the Registrant's 7% Convertible Subordinated Debentures Due 2011.

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

               10.4(b)* Amendment effective January 23, 1996, amending the Form of Severance Agreement between the Registrant and Michael Rubin dated as of June 3, 1986, filed as Exhibit 10.4(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

               10.4(c)* Amended schedule of executive officers entitled to benefits of Severance Agreements, filed as
                                 Exhibit 10.4(d) to Quarterly Report on Form
                                 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

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

               10.5(d)* Amendment effective January 23, 1996, amending the Employment Agreement between the Registrant and Jay B. Langner dated July 28, 1988, as amended, filed as Exhibit 10.5(e) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

               10.5(e)* Severance Agreement dated April 16, 1990 between the Registrant and Jay B. Langner, filed as Exhibit 10.5(c) to Annual Report on Form 10-K for the fiscal year ended June 30, 1990, incorporated herein by reference.

               10.5(f)* Amendment effective January 23, 1996, amending the Severance Agreement between the Registrant and Jay B. Langner dated April 16, 1990, filed as Exhibit 10.5(f) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

               10.7(a)* Form of Employment Agreement, dated February 8, 1990, between the Registrant and Michael Rubin, filed as Exhibit 10.7(a) to Annual Report on Form 10-K for the fiscal year ended June 30, 1990, incorporated herein by reference.

               10.7(b)* Amendment effective January 23, 1996, amending the Form of Employment Agreement between the Registrant and Michael Rubin, dated February 8, 1990, filed as Exhibit 10.7(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

               10.7(c)* Amended schedule of executive officers entitled to benefits of Employment Agreements, filed as
                                 Exhibit 10.7(d) to Quarterly Report on Form
                                 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

               10.8* Employment Agreement dated September 21, 1990 between the Registrant and Donald S. Croot, filed as Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended June 30, 1991, incorporated herein by reference.

               10.9* Description of Executive Incentive Program adopted by the Compensation Committee of the Board of Directors on December 1, 1993, as amended on May 17, 1996.

               10.10(a) Unit Purchase and Option Agreement, dated February 27, 1996 between the Registrant and Lufthansa Airport and Ground Services GmbH, a German corporation, filed as Exhibit 99.1 to Form 8-K dated March 6, 1996, incorporated herein by reference.

               10.10(b) Limited Liability Company Agreement dated May 31, 1996, effective as of June 1, 1996, among the Registrant, LAGS (USA) Inc. and Hudson General LLC, filed as Exhibit 99.3 to Form 8-K dated May 31, 1996, incorporated herein by reference.

               11 Computation of Earnings Per Share Information - primary and fully diluted.

               13 The Registrant's 1996 Annual Report to Shareholders, which report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed to be filed as part of this filing.

               21                Subsidiaries of the Registrant.

               23 Consent of KPMG Peat Marwick LLP, the Corporation's independent auditors, to the incorporation by reference into the Corporation's Registration Statement on Form S-8, as amended, Registration No. 2-75137.

               27                Financial Data Schedule

(b) During the quarter ended June 30, 1996, the Registrant filed a Form 8-K dated May 31, 1996, which reported the consummation of the Purchase Agreement and the transactions contemplated thereby.

(c) Reference is made to Item 14(a)(3) above.
                         -------------

(d) Reference is made to Item 14(a)(2) above.
                         -------------



*   Denotes management contract for compensatory plan or arrangement.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned Chief Executive, Chief Financial and Chief Accounting Officers, thereunto duly authorized on the 24th day of September 1996.


HUDSON GENERAL CORPORATION

     /s/ Signature                           Title



     /s/ Jay B. Langner            Chairman of the Board and
         --------------            Chief Executive Officer
         Jay B. Langner



     /s/ Michael Rubin             President and Principal Financial Officer
         -------------
         Michael Rubin


     /s/ Barry I. Regenstein       Chief Accounting Officer
         -------------------
         Barry I. Regenstein


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities as Directors on the 24th day of September 1996.



     /s/ Jay B. Langner            /s/ Hans H. Sammer
         --------------                --------------
         Jay B. Langner                Hans H. Sammer



     /s/ Milton H. Dresner         /s/ Richard D. Segal
         -----------------             ----------------
         Milton H. Dresner             Richard D. Segal



     /s/ Edward J. Rosenthal       /s/ Stanley S. Shuman
         -------------------           -----------------
         Edward J. Rosenthal           Stanley S. Shuman

                          Independent Auditors' Report




The Board of Directors and Stockholders
Hudson General Corporation:

Under date of August 16, 1996, except as to note 7 which is as of September 5, 1996, we reported on the consolidated balance sheets of Hudson General Corporation and subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three year period ended June 30, 1996, as contained in the fiscal 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in item 14(a)2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report refers to a change in the method of accounting for income taxes.


                              KPMG PEAT MARWICK LLP


Jericho, New York
September 5, 1996

SCHEDULE II

HUDSON GENERAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 1996, 1995 and 1994

          COLUMN A              COLUMN B                COLUMN C                       COLUMN D       COLUMN E

                                             ..........ADDITIONS............

                               BALANCE AT     CHARGED TO     CHARGED TO                DEDUCTIONS    BALANCE AT
                                BEGINNING      COSTS AND       OTHER                      FROM           END
        DESCRIPTION              OF YEAR       EXPENSES       ACCOUNTS                  RESERVES       OF YEAR
- ---------------------------------------------------------------------------------------------------------------

1996 - Allowance for doubtful
       accounts receivable...   $1,579,000   $  362,000     $(1,820,000) (B,C,D)     $  121,000 (A)  $       --
                                ==========   ==========     ===========              ==========       =========

1995 - Allowance for doubtful
       accounts receivable...   $1,631,000   $  178,000     $(   85,000) (B,C)       $  145,000 (A)  $1,579,000
                                ==========   ==========     ===========              ==========      ==========


1994 - Allowance for doubtful
       accounts receivable...   $1,500,000   $  160,000     $    57,000  (B,C)       $   86,000 (A)  $1,631,000
                                ==========   ==========     ===========              ==========      ==========



NOTES:
            (A) Write-offs.
            (B) Foreign exchange.
            (C) Recoveries.
            (D) Includes transfer of $1,804,000 to Hudson General LLC.

                               HUDSON GENERAL LLC
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE
                                   (FORM 10-K)

                                  JUNE 30, 1996

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

INDEPENDENT AUDITORS' REPORT

The Board of Member Representatives
Hudson General LLC

We have audited the accompanying consolidated balance sheet of Hudson General LLC and subsidiaries as of June 30, 1996 and the related consolidated statements of earnings, members' equity and cash flows for the period June 1 (inception) to June 30,1996. We have also audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson General LLC and subsidiaries at June 30, 1996 and the results of their operations and their cash flows for the period June 1 (inception) to June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Jericho, New York
August 16, 1996, except for Note 6 which is as of September 5, 1996

CONSOLIDATED STATEMENT OF EARNINGS
Hudson General LLC and Subsidiaries
For the Period June 1 (Inception) to June 30, 1996
(in thousands)




Revenues .........................................            $12,313
                                                              -------
Costs and expenses:
     Operating ...................................              9,259
     Depreciation and amortization ...............                673
     Selling, general & administrative ...........              1,317
     Interest ....................................                168
                                                              -------
          Total costs and expenses ...............             11,417
                                                              -------

Earnings before provision for foreign income
    taxes ........................................                896

Provision for foreign income taxes ...............                 41
                                                              -------
Net earnings .....................................            $   855
                                                              =======



See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
Hudson General LLC and Subsidiaries
June 30, 1996
(in thousands)



Assets
Current assets:
   Cash and cash equivalents ..........................            $ 19,269
   Accounts and notes receivable - net ................              18,055
   Inventory ..........................................               1,115
   Prepaid expenses and other assets ..................               1,202
                                                                   --------
             Total current assets .....................              39,641

Property, equipment and leasehold rights at cost,
  less accumulated depreciation and amortization ......              37,442
Long-term receivables - net ...........................               2,028
Deferred income taxes .................................                 852
Excess cost over fair value of net assets acquired ....                 761
                                                                   --------
                                                                   $ 80,724
                                                                   ========

Liabilities and Members' Equity
Current liabilities:
   Accounts payable ...................................            $ 15,104
   Income taxes payable ...............................                 350
   Accrued expenses and other liabilities .............              17,735
   Advances from Hudson General Corporation ...........               7,233
                                                                   --------
             Total current liabilities ................              40,422
                                                                   --------

Long-term debt, subordinated ..........................              28,751
                                                                   --------

Members' Equity:
   Contributed capital ................................              12,123
   Retained earnings ..................................                 855
   Equity adjustments from foreign currency translation              (1,427)
                                                                   --------
             Total members' equity ....................              11,551
                                                                   --------
                                                                   $ 80,724
                                                                   ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
Hudson General LLC and Subsidiaries
For the Period June 1 (Inception) to June 30, 1996
(in thousands)


                                                                                                          Equity
                                                                                                        Adjustments
                                                                                                       From Foreign
                                                                  Contributed        Retained            Currency       Members'
                                                                    Capital          Earnings           Translation      Equity
                                                                  -----------        --------          ------------     --------

Balance, May 31, 1996                                             $       --         $       --         $       --     $      --

      Equity contributions                                            12,123                 --             (1,470)       10,653

      Equity adjustment from foreign currency translation                 --                 --                 43            43

      Net earnings                                                        --                855                 --           855
                                                                  --------------------------------------------------------------

Balance, June 30, 1996                                               $12,123            $   855            $(1,427)      $11,551
                                                                  ==============================================================




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Hudson General LLC and Subsidiaries
For the Period June 1 (Inception) to June 30,1996
(in thousands)




Cash flows from operating activities:
 Net earnings ............................................            $    855
 Adjustments to reconcile net earnings to net cash used by
     operating activities:
Depreciation and amortization ............................                 673
        Provision for losses on accounts receivable - net                   15
        Loss on sale of equipment ........................                  67
        Change in other current assets and liabilities:
            Accounts and notes receivables ...............              (7,011)
            Inventory - net ..............................                 (40)
            Prepaid expenses and other assets ............                (256)
            Accounts payable .............................               2,365
            Income taxes payable .........................                  38
            Accrued expenses and other liabilities .......              (1,698)
        Decrease in long-term receivables - net ..........                  36
        Other - net ......................................                   5
                                                                      --------
            Net cash used by operating activities ........              (4,951)
                                                                      ========

Cash flows from investing activities:
 Purchases of property, equipment and leasehold rights ...              (1,825)
 Proceeds from sale of property and equipment ............                  23
                                                                      --------
            Net cash used by investing activities ........              (1,802)
                                                                      --------

Cash flows from financing activities:
 Capital contribution ....................................              15,848
 Advances from Hudson General Corporation ................               7,233
 Principal repayments of borrowings ......................                 (70)
                                                                      --------
            Net cash provided by financing activities ....              23,011
                                                                      --------

Effect of exchange rate changes on cash ..................                   9
                                                                      --------
Net increase in cash and cash equivalents ................              16,267
Cash and cash equivalents at beginning of period .........               3,002
                                                                      --------
Cash and cash equivalents at end of period ...............            $ 19,269
                                                                      ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hudson General LLC and Subsidiaries

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Hudson General LLC and its subsidiaries (Hudson LLC). All material intercompany accounts and transactions have been eliminated in consolidation.

Description of Business: Hudson LLC provides a broad range of aviation services to the aviation industry at twenty-four (24) airports throughout the United States and Canada. These services include aircraft ground handling; aircraft de-icing; aircraft fueling; fuel management; ground transportation; snow removal; cargo warehousing; and sale, leasing and maintenance of ground support equipment.

Inventories:  Inventories are carried at the lower of average cost or market.

Depreciation and Amortization: Depreciation of property and equipment is provided on the straight-line method over their estimated useful lives. Leasehold rights are amortized over the original and anticipated renewal terms of the underlying leases.

Excess Cost over Fair Value of Net Assets Acquired: The excess cost over fair value of net assets acquired, net of accumulated amortization of $1,232,000 at June 30, 1996, is amortized on a straight-line basis over periods not to exceed forty years.

Income Taxes: Hudson LLC has adopted Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes", which requires the use of the liability method of accounting for deferred income taxes (see Note 7).

Financial Instruments: Hudson LLC believes that the book values of its monetary assets and liabilities, excluding the convertible debentures (see Note 6), approximate fair values as a result of the short-term nature of such assets and liabilities. The fair value of the convertible debentures at June 30, 1996 is approximately $31,500,000 based on quoted market prices.

Foreign Currency Translation: The financial position and results of operations of Hudson LLC's Canadian operations are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated as a separate component of members' equity.

Statement of Cash Flows: For purposes of the consolidated statement of cash flows, Hudson LLC considers all securities with an original maturity of three months or less at the date of acquisition to be cash equivalents. During the month ended June 30, 1996, there were no income taxes or interest paid.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  FORMATION AND STRUCTURE OF HUDSON GENERAL LLC

Effective June 1, 1996, pursuant to the terms of a Unit Purchase and Option Agreement dated February 27, 1996 (the Purchase Agreement) between Hudson General Corporation (the Corporation) and Lufthansa Airport and Ground Services GmbH (LAGS), a German corporation and an indirect wholly-owned subsidiary of Deutsche Lufthansa AG (Lufthansa), the Corporation transferred substantially all of the assets and liabilities of its aviation services business (the Aviation Business) to Hudson LLC, a newly formed limited liability company (the Transaction). In exchange for the transfer of such assets and liabilities and the assumption by Hudson LLC, as co-obligor with the Corporation, of all of the Corporation's 7% convertible subordinated debentures, the Corporation received a 74% interest in Hudson LLC. In addition, Hudson LLC sold LAGS a 26% interest in Hudson LLC, for a purchase price of $23,686,000 in cash (after certain adjustments), of which $15,848,000 was paid at the closing. The remaining portion of the purchase price of $7,838,000 (the Deferred Payment) is to be paid in three annual installments (together with accrued interest from January 1, 1996 at a rate of 11% per annum), expected to be paid in September 1996, 1997 and 1998, and is subject to potential downward adjustment based on the future earnings of the Aviation Business. The earnings of the Aviation Business in fiscal 1996 were sufficient for Hudson LLC to earn the full portion of the Deferred Payment due in September 1996 of $2,650,000, plus interest thereon. The Purchase Agreement also provides for the grant to LAGS of an option, exercisable on October 1 of each year from 1996 through 2000, effective as of the preceding July 1, pursuant to which LAGS may increase its equity ownership in Hudson LLC from 26% to a maximum of 49%, for a price based on a formula related to the average earnings of the Aviation Business over the four fiscal years preceding the exercise of the option, subject to certain minimum and maximum amounts.

Pursuant to the Purchase Agreement, Hudson LLC, the Corporation and LAGS USA Inc., a wholly owned subsidiary of LAGS (LAGS USA), entered into a Limited Liability Company Agreement effective June 1, 1996 (the LLC Agreement). The LLC Agreement stipulates that the Corporation and LAGS USA will share profits and losses in the same proportion as their respective equity interests in Hudson LLC, except that the Corporation is entitled to all interest earned on the Deferred Payment and LAGS USA will not share in any pre-tax earnings, as defined, of the Aviation Business in excess of $14,690,000 and $15,863,000 in fiscal 1997 and 1998, respectively. In addition, Hudson LLC's net earnings in June 1996 were allocated 100% to the Corporation.

In June 1996, primarily as a result of the Corporation retaining certain trade receivables, the Corporation made net advances of $7,233,000 on behalf of Hudson LLC. Such balance remained outstanding at June 30, 1996 and is expected to be repaid to the Corporation by Hudson LLC (together with accrued interest at a rate of 5.18%).

Pursuant to the LLC Agreement: (i) the Corporation will continue to manage the Aviation Business and will be entitled to charge Hudson LLC an overhead fee equal to the sum of 3% of Hudson LLC's consolidated domestic revenues and 1% of Hudson LLC's consolidated Canadian revenues; and (ii) there will be a Member Board on which the Corporation has three votes and LAGS USA has two votes. The LLC Agreement allows either Member to veto certain major transactions or any reduction in distributions stipulated in the LLC Agreement. The LLC Agreement provides that distributions will be paid annually in an amount at least equal to 50% of domestic and 10% of Canadian pre-tax earnings, as defined, from the Aviation Business.

3.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts, notes and long-term receivables - net at June 30, 1996 (in thousands) consisted of the following:

Rental and service fees receivable................................... $17,500
Note receivable......................................................   2,414
Equipment rental contracts and other notes
  receivable (less unearned finance income of $39,000)...............     169
                                                                     --------
                                                                       20,083
Less:  current portion (net of allowance for
  doubtful accounts of $1,784,000)...................................  18,055
                                                                     --------

Long-term portion....................................................$  2,028
                                                                     ========

On January 6, 1994, the Corporation assigned its leases and ceased operations at Long Island MacArthur Airport in Islip, New York (LIMA) where the Corporation had provided ground handling and fueling services to commercial airlines and related fixed base operation services to general aviation aircraft. At the closing, the Corporation was paid $150,000 in cash and received a promissory note from the purchaser of its leases in the amount of $3,750,000, payable over seven years with interest at the rate of 7%. The outstanding balance of the note receivable at June 30, 1996 was $2,414,000. The promissory note is secured by the assigned leases and other assets located at LIMA.

Hudson LLC provides various services at airports throughout the United States and Canada. Hudson LLC grants credit to customers based upon an analysis of its customers' financial position and then-existing conditions in the aviation industry. Six of Hudson LLC's customers had individual balances outstanding greater than 5%, and aggregating 41%, of accounts receivable-net at June 30, 1996.

Accrued expenses and other liabilities at June 30, 1996 (in thousands) consisted of the following:

Salaries and wages................................................... $  6,204
Insurance............................................................    3,798
Operating expenses payable...........................................    3,318
Other................................................................    4,415
                                                                     ---------
                                                                       $17,735
                                                                     =========

Maintenance and repair expenses were $664,000 for the month ended June 30,1996. Interest income included in revenues was $217,000 for the month ended June
30, 1996.

4.  PROPERTY, EQUIPMENT AND LEASEHOLD RIGHTS

The number of years over which major classes of assets are being depreciated and amortized, and the costs and the related accumulated depreciation and amortization thereof at June 30, 1996 (in thousands) are set forth below.

                                                  Estimated
                                                 Useful Lives
                                                 ------------
Operating equipment..............................    2 - 12        $72,916
Leasehold rights.................................     25             2,400
Buildings........................................   14 - 20          1,468
Office furnishings and equipment.................    3 - 10          3,365
Leasehold improvements...........................    2 - 28          6,220
                                                                  --------
                                                                    86,369

Accumulated depreciation and amortization........                  (48,927)
                                                                  --------
                                                                   $37,442
                                                                  ========

5.  CANADIAN OPERATIONS

The consolidated financial statements include: assets of $16,671,000, and net assets of $10,831,000 at June 30, 1996; and revenues of $3,208,000; and earnings of $52,000 for the month ended June 30, 1996, related to Hudson LLC's Canadian operations.

6.  LONG-TERM DEBT

In connection with the Transaction, the revolving credit agreement that the Corporation had with a group of banks dated November 25, 1992, as amended, was amended and restated as of June 1, 1996, and Hudson LLC assumed and agreed to become jointly and severally liable for any obligations thereunder (the LLC Credit Agreement). The Corporation is a co-obligor under the LLC Credit Agreement in an amount equal to the balance of outstanding Debentures (see below). Pursuant to the LLC Credit Agreement, Hudson LLC may borrow funds (including outstanding letters of credit) up to a limit of $18,000,000 (the LLC Limit) until September 30, 1998. At such time, and at the end of each subsequent quarter, the LLC Limit will be reduced by one-sixteenth of the LLC Limit that was in effect on June 30, 1998 until June 30, 2002, at which time the LLC Credit Agreement terminates. The limit may also be reduced by asset sales in excess of certain amounts. There were no direct borrowings and $3,045,000 of outstanding letters of credit at June 30, 1996. The LLC Credit Agreement provides Hudson LLC with the option of selecting a rate of interest at either the base rate or 1 3/8% above the LIBO rate, as defined.

The LLC Credit Agreement requires that Hudson LLC maintain certain minimum effective net worth requirements, as defined, which are subject to incremental annual increases and further stipulates that Hudson LLC not incur a consolidated net loss for any fiscal year. The LLC Credit Agreement also requires that Hudson LLC meet certain other financial covenants and permits Hudson LLC, with certain limitations, to prepay or otherwise purchase subordinated debt. Hudson LLC has granted the banks a security interest in substantially all of its domestic assets.

Hudson LLC also has an agreement with a group of banks to provide a credit facility for its Canadian subsidiary (the Canadian Agreement) in the amount of $5,000,000 (Cdn) (the Canadian Limit). The Canadian Limit will be reduced commencing September 30, 1998 on the same basis as the LLC Limit. The

Canadian Agreement provides Hudson LLC with the option of selecting a rate of interest at either 1/2% above the prime rate or 1 5/8% above the cost of funds rate, as defined.

In connection with the Canadian Agreement, Hudson LLC has guaranteed the obligations of its Canadian subsidiary and granted the banks a security interest in substantially all of its Canadian accounts receivable and certain of its other assets, including inter-company debt from its Canadian subsidiary.

In July 1986 the Corporation issued $30,000,000 of 7% convertible subordinated debentures due 2011 (the Debentures). In connection with the Transaction, effective June 1, 1996, Hudson LLC assumed the obligations of the Debentures and the Corporation remained as a co-obligor. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of the Corporation's common stock at a conversion price of $32.75 per share, subject to adjustment in certain events. Interest on the Debentures is payable semi-annually in January and July. The Debentures are redeemable at any time at the option of Hudson LLC or the Corporation, in whole or in part, at 100.7% of the principal amount thereof until July 15, 1996 and thereafter at par. The Debentures are subject to a mandatory sinking fund, beginning in July 1997, in annual installments of $1,500,000, which will retire 70% of the Debentures prior to maturity. The Corporation previously repurchased $1,000,000 of the Debentures. In addition, as of June 30, 1996, $249,000 principal amount of the Debentures had been converted into shares of the Corporation's common stock. Such repurchased and converted amounts may, at Hudson LLC's and the Corporation's discretion, be used to meet sinking fund obligations. The Debentures are subordinate to all superior debt as defined in the indenture. At June 30, 1996 there was $28,751,000 of the Debentures outstanding.

On June 3, 1996, $15,825,000 aggregate principal amount of the Debentures was called for redemption on July 22, 1996. On July 22, 1996, $2,166,000 of the Debentures were redeemed, with the $13,659,000 balance having been converted into shares of the Corporation's common stock on or prior to such redemption date. In addition, on August 5, 1996 the balance of outstanding Debentures (approximately $12,800,000) were called for redemption on September 4, 1996. On September 4, 1996, $242,000 of the Debentures were redeemed, with the $12,520,000 balance having been converted into shares of the Corporation's common stock on or prior to such redemption date. At September 5, 1996 no Debentures remained outstanding.

To the extent that the Debentures are converted into shares of the Corporation's common stock, Hudson LLC will, on a subordinated basis (as defined), be indebted to the Corporation. Hudson LLC is obligated to repay such debt to the Corporation as follows: (i) to the extent that proceeds received by Hudson LLC at the closing of the Transaction were not used to redeem Debentures; (ii) to the extent that deferred payments made by LAGS are received by Hudson LLC (see
Note 2); (iii) $500,000 on July 15, 1997; and (iv) $1,500,000 on July 15, 1998
and on each July 15th thereafter until the entire principal balance is satisfied.

7.  INCOME TAXES

Provision for foreign income taxes consisted of $41,000 in current Canadian income taxes for the month ended June 30, 1996.

Deferred tax assets are comprised of the following as of June 30, 1996 (in thousands), which represent deferred tax assets transferred to Hudson LLC from the Corporation on June 1, 1996:

Deferred tax assets:
     Reserves for doubtful accounts, claims, etc.....................$196
     Property, equipment and leasehold rights, principally
       depreciation - foreign........................................ 591

     Minimum tax credit carryforward.................................  65
                                                                     ----
     Net noncurrent deferred tax assets..............................$852
                                                                     ====

Hudson LLC has adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

As a limited liability company, Hudson LLC is not a taxable entity under the provisions of the Internal Revenue Code. The U.S. taxable results and available tax credits of Hudson LLC pass directly to the Members' U.S. corporate income tax returns in the manner prescribed in the LLC Agreement.

8.  RETIREMENT PLANS

The Corporation maintains a 401(k) Profit Sharing Plan (the Plan) covering substantially all of its domestic employees not subject to collective bargaining agreements. Each year the Corporation contributes to the Plan a discretionary contribution and makes a matching contribution equal to 25% of the Compensation (as defined in the Plan) that each participant elects to defer (up to 5% of the participant's Compensation) and contribute to the Plan. It is expected that Hudson LLC will on or about January 1, 1997, establish a 401(k) Profit Sharing Plan covering substantially all of its domestic employees not subject to collective bargaining agreements under terms and conditions similar to those of the Plan. Until the establishment of such plan, the Corporation will continue to provide benefits under the Plan on behalf of Hudson LLC. For the month ended June 30, 1996, Hudson LLC expensed $47,000 relating to the Plan.

Hudson LLC maintains a Group Registered Retirement Savings Plan (RRSP) covering substantially all of its Canadian employees not subject to collective bargaining agreements. Under the RRSP Hudson LLC contributes a discretionary contribution. For the month ended June 30, 1996, the Company expensed $44,000 relating to the RRSP.

9.  COMMITMENTS AND CONTINGENCIES

(a)  Leases

Minimum rental payments for future fiscal years under non-cancelable operating leases (including $3,633,000 to be paid subsequent to June 30,1996 for operating equipment on lease to Hudson LLC from the Corporation and excluding $1,447,000 to be received subsequent to June 30, 1996 under non-cancelable subleases) are:
$4,791,000 in 1997; $4,290,000 in 1998; $3,902,000 in 1999; $2,983,000 in 2000;
$2,377,000 in 2001; and $7,622,000 thereafter. Total rental expense incurred amounted to $475,000 for the month ended June 30, 1996 (excluding sublease income of $36,000).

(b)  Litigation

In 1988, Texaco Canada Inc. (Texaco) (now known as McColl-Frontenac Inc.) instituted a lawsuit (the Texaco Lawsuit) in the Supreme Court of Ontario, Canada against the Corporation, the Corporation's Canadian subsidiary (now owned by Hudson LLC) and Petro-Canada Inc. (the corporation which supplied aviation fuel for the Corporation's Canadian fixed base operations). The Texaco Lawsuit's allegations, as amended, are that the defendants interfered with contractual and fiduciary relations, conspired to injure, and induced the breach of a fuel supply agreement between Texaco and Innotech Aviation Limited (Innotech) in connection with the purchase by the Corporation from Innotech in 1984 of certain assets of Innotech's airport ground services business. The Texaco Lawsuit seeks compensatory and punitive damages totaling $110,000,000 (Canadian) (approximately $80,000,000 (U.S.)) plus all profits earned by the defendants subsequent to the alleged breach. The trial, which began in May 1996, has been adjourned until January 1997.

Innotech (which due to a name change is now called Aerospace Realties (1986) Limited (Aerospace)) had agreed to defend and indemnify the Corporation against claims of whatever nature asserted in connection with, arising out of or resulting from the fuel supply agreement with Texaco. By a letter dated February 15, 1996, the Corporation was notified by Aerospace that Aerospace has entered into a liquidation phase and can no longer defray the cost of defending the Texaco Lawsuit or pay for any damages resulting therefrom.

The Corporation has agreed to indemnify and hold harmless Hudson LLC, LAGS and each affiliate of LAGS against all losses related to the Texaco Lawsuit. The Corporation's management believes, and counsel for the Corporation has advised based on available facts, that the Corporation will successfully defend this action.

SCHEDULE II

HUDSON GENERAL LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE PERIOD JUNE 1 (INCEPTION) TO JUNE 30, 1996


- ---------------------------------------------------------------------------------------------------------------------------------
        COLUMN A                        COLUMN B                            COLUMN C                    COLUMN D        COLUMN E

                                                                  ..........ADDITIONS............

                                       BALANCE AT                CHARGED TO            CHARGED TO       DEDUCTIONS     BALANCE AT
                                       BEGINNING                 COSTS AND               OTHER             FROM           END
       DESCRIPTION                     OF PERIOD                 EXPENSES               ACCOUNTS         RESERVES      OF PERIOD
- ---------------------------------------------------------------------------------------------------------------------------------

1996 - Allowance for doubtful
       accounts receivable...         $1,804,000 (D)               $14,000            $(31,000) (B,C)   $3,000 (A)     $1,784,000
                                      ==========                   =======            ========          ======         ==========















NOTES:
      (A) Write-offs.
      (B) Foreign exchange.
      (C) Recoveries.
      (D) Represents transfer of $1,804,000 from Hudson General Corporation.

                              KOHALA JOINT VENTURE
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULE
                                   (FORM 10-K)

                          JUNE 30, 1996, 1995 AND 1994

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          Independent Auditors' Report

      The Board of Directors
      Hudson General Corporation

      The Board of Directors
      Oxford First Corporation:

      We have audited the accompanying consolidated balance sheets of the Kohala Joint Venture and subsidiary as of June 30, 1996 and 1995 and the related consolidated statements of operations and partners' deficit, and cash flows for each of the years in the three-year period ended June 30, 1996. We have also audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Venture's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      For the years ended June 30, 1996, 1995 and 1994, the Venture incurred net losses of $6,042,200, $5,495,300 and $3,601,800 respectively, and at June 30, 1996 the amount of the partners' deficit was $15,374,100. Additionally, in 1996, 1995 and 1994 the partners advanced $2,714,400, $2,346,100 and $1,740,000, respectively, to the Venture. Unless land sales increase significantly, additional contributions from the partners will be required in fiscal 1997.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Kohala Joint Venture and subsidiary as of June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       KPMG PEAT MARWICK LLP

      Jericho, New York
      August 16, 1996

                       KOHALA JOINT VENTURE AND SUBSIDIARY

                           Consolidated Balance Sheets

                             June 30, 1996 and 1995

                           Assets                         1996             1995
                           ------                         ----             ----
Cash                                                 $    266,800          89,000
Accounts receivable                                        48,300          43,500
Accrued interest receivable                               237,600         239,900
Mortgage notes receivable, net (including amounts
   from related parties of $386,500 and $978,200
   in 1996 and 1995, respectively)                      4,926,000       7,448,200
Land and development costs                             26,709,400      26,863,000
Property, plant and equipment, net                      1,646,000       1,705,000
Model home, net                                           593,600         687,200
Foreclosed real estate, net                             2,200,200       2,395,200
Other                                                      85,700          68,800
                                                     ------------     -----------
                                                     $ 36,713,600      39,539,800
                                                     ============     ===========
              Liabilities and Partners' Deficit
              ---------------------------------
Liabilities:
   Notes payable                                     $    576,200       3,402,400
   Partner advances and accrued interest payable       50,219,500      44,047,500
   Accounts payable and accrued expenses                1,292,000       1,339,900
   Deposits                                                    --          81,900
                                                     ------------     -----------
                     Total liabilities                 52,087,700      48,871,700

Contingencies

Partners' deficit                                     (15,374,100)     (9,331,900)
                                                     ------------     -----------
                                                     $ 36,713,600      39,539,800
                                                     ============     ===========

See accompanying notes to consolidated financial statements.

                       KOHALA JOINT VENTURE AND SUBSIDIARY

           Consolidated Statements of Operations and Partners' Deficit

                    Years ended June 30, 1996, 1995 and 1994

                                             1996           1995           1994
                                        ------------     ----------     ----------
Net sales                               $    676,800        503,600        535,900
Cost of sales                                365,400        191,300        163,400
                                        ------------     ----------     ----------
         Gross profit                        311,400        312,300        372,500

Selling, general and administrative
   expenses                                2,952,400      2,851,600      2,796,700

Other (income) expense:
   Interest expense                        3,755,400      3,514,500      2,111,600
   Interest income and other                (354,200)      (558,500)      (934,000)
                                        ------------     ----------     ----------
Net loss                                  (6,042,200)    (5,495,300)    (3,601,800)

Partners' deficit, beginning of year      (9,331,900)    (3,836,600)      (234,800)
                                        ------------     ----------     ----------
Partners' deficit, end of year          $(15,374,100)    (9,331,900)    (3,836,600)
                                        ============     ==========     ==========

See accompanying notes to consolidated financial statements.

                       KOHALA JOINT VENTURE AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 1996, 1995 and 1994

                                                                    1996           1995           1994
                                                                -----------     ----------     ----------
Cash flows from operating activities:
   Proceeds from land sales                                     $   105,200         23,000         75,000
   Interest income received                                         347,300        579,000        930,100
   Proceeds from water company sales                                341,300        246,600        281,500
   Land and development cost expenditures                          (159,000)      (243,700)      (415,400)
   Payments on contractor obligations                                    --             --       (737,200)
   Interest paid                                                   (212,000)      (477,400)      (693,900)
   Selling, general and administrative expenditures paid         (1,847,500)    (2,062,800)    (1,759,700)
   Collections on mortgage notes                                  1,678,300      1,404,500      3,832,600
   Proceeds from sale of and deposits relating to assets
      held in foreclosure                                            57,000         89,800             --
                                                                -----------     ----------     ----------
         Net cash provided by (used in) operating activities        310,600       (441,000)     1,513,000
                                                                -----------     ----------     ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                       (21,000)       (10,900)       (88,100)
                                                                -----------     ----------     ----------
Cash flows from financing activities:
   Advances received from partners                                2,714,400      2,346,100      1,740,000
   Contributions in aid of construction received                         --          6,000             --
   Payments on mortgage receivable financing agreements          (2,826,200)    (1,932,300)    (3,273,500)
                                                                ===========     ==========     ==========

         Net cash (used in) provided by financing activities       (111,800)       419,800     (1,533,500)
                                                                -----------     ----------     ----------
         Net increase (decrease) in cash and
            cash equivalents                                        177,800        (32,100)      (108,600)

Cash and cash equivalents at beginning of year                       89,000        121,100        229,700
                                                                -----------     ----------     ----------
Cash and cash equivalents at end of year                        $   266,800         89,000        121,100
                                                                ===========     ==========     ==========
Non cash financing:
   Issuance of note payable for land development                $        --        576,180             --
                                                                ===========     ==========     ==========

See accompanying notes to consolidated financial statements.

                       KOHALA JOINT VENTURE AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                          June 30, 1996, 1995 and 1994

(1) Summary of Significant Accounting Policies

   (a) Description of the Business

    The Kohala Joint Venture (the Venture) is a partnership which was formed to acquire, develop and sell approximately 4,000 contiguous acres of land in Hawaii (the Project). The Partners in the Venture are Hudson Kohala, Inc. (Hudson, a wholly-owned subsidiary of Hudson General Corporation) and Oxford Kohala, Inc. (Oxford, a wholly-owned subsidiary of Oxford First Corporation) (Oxford First)) (together, the Partners). The terms of the partnership are contained in the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement). The Project is being developed in four successive phases. The first two phases, containing approximately 2,100 acres, have been developed and substantially sold. The third phase, containing approximately 550 acres, has also been developed and has 86 parcels available for sale. The fourth phase has yet to be developed, except to the extent common improvements (main roadway, water wells, etc.) have been completed.

   (b) Principles of Consolidation

    The consolidated financial statements include the accounts of the Venture and its 99% owned subsidiary, the Kohala Ranch Water Company (KRWC)(note
       7). All significant intercompany accounts and transactions have been eliminated in consolidation.

   (c) Partners' Deficit and Allocation of Profits and Losses

    Partners' deficit includes the Partners' capital accounts in the Venture and the minority interest (the remaining 1%) of the Partners in KRWC.

    In accordance with the Agreement, profits are shared equally by the Partners. Losses are shared by the Partners on a pro-rata basis, based first on their respective capital accounts and then on their respective combined advances to the Venture including accrued interest (note 5).

   (d) Revenue Recognition and Land Sales

    All sales to date have been from the first, second and third phases of the Project. Revenue is being recognized under the full accrual method of accounting. The minimum down payment for sales to be recorded is 10%.

   (e) Interest Income on Mortgage Notes Receivables

    Interest is not accrued on mortgage notes receivables in arrears 90 days or more.

                       KOHALA JOINT VENTURE AND SUBSIDIARY

   (f) Capitalization of Costs

    Land and development costs (including interest) are initially capitalized and subsequently carried at the lower of average cost or net realizable value. These costs are charged to cost of sales when the corresponding land sale is recorded based upon the relative fair value of the parcel sold to the aggregate fair value of all parcels in the phase. Although the Venture believes its estimates are reasonable, there can be no assurance that the estimated future selling prices can be realized or that the actual costs for Phases III or IV will not exceed such estimates.

    The Venture has capitalized interest costs, as appropriate, for each phase of the Project. During fiscal 1991, 1989 and 1987, the capitalization of interest costs relating to the third, second and first phases, respectively, was discontinued, as these phases were substantially completed during the respective periods and ready for their intended use. Effective July 1, 1994, as a result of the lack of further development activity, capitalization of interest relating to the fourth phase has been discontinued (note 3).

   (g) Estimated Costs to Complete

    At June 30, 1996, the Venture estimated that $2,479,000 of additional costs were necessary to complete the development of Phase III. The portion of such amount relating to unsold parcels has been offset against land and development costs in the accompanying consolidated balance sheets.

   (h) Property, Plant and Equipment

    Property, plant and equipment is recorded at the lower of cost or net realizable value.

    Depreciation is provided on the straight-line method. The number of years over which major classes of assets are depreciated and the costs and related accumulated depreciation as of June 30, 1996 and 1995 are set forth:

                                          Estimated
                                         useful lives      1996         1995
                                         ------------   ----------    ---------
       Water distribution systems        20-50 years    $2,773,700    2,763,200
       Plant structures and equipment     3-10 years       190,400      179,900
                                                        ----------    ---------
                                                         2,964,100    2,943,100
       Accumulated depreciation                           (789,600)    (709,600)
       Contributions in aid of
           construction                                   (528,500)    (528,500)
                                                        ----------    ---------
                                                        $1,646,000    1,705,000
                                                        ==========    =========

                       KOHALA JOINT VENTURE AND SUBSIDIARY

    Contributions in aid of construction represent contributions by customers for plant additions made for the benefit of the customer. Accordingly, such contributions are recorded as a reduction against property, plant and equipment.

    The Venture depreciates the model home based upon an estimated residual value of $500,000 and a five year useful life. Depreciation expense relating to the model home was $93,600 for fiscal years 1996 and 1995 and $97,400 for fiscal 1994.

    Depreciation expense was $173,600, $176,400 and $177,400 for fiscal 1996, 1995 and 1994, respectively.

   (i) Income Taxes

    As a partnership, the Venture is not a taxable entity under the provisions of the Internal Revenue Code. The taxable results and available tax credits of the Venture and KRWC pass directly to the Partners' corporate income tax returns in the manner prescribed in the Agreement.

   (j) Statements of Cash Flows

    For the purposes of presenting the consolidated statements of cash flows, the Venture considers all securities with an original maturity of three months or less at the date of acquisition to be cash equivalents.

    A reconciliation of net loss to net cash provided by (used in) operating activities for fiscal 1996, 1995 and 1994 is as follows:

                                                                 1996           1995           1994
                                                             -----------     ----------     ----------
      Net loss                                               $(6,042,200)   $(5,495,300)   $(3,601,800)
      Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation and amortization                         173,600        176,400        177,400
           Provision for losses and discounts on
             mortgages receivable                                600,000        988,500        378,300
           Provision for losses on foreclosed real estate        356,300             --        367,700
           Sale of assets held in foreclosure                     57,000         89,800             --
           Interest expense in excess of interest paid         3,543,400      3,037,100      1,417,700
           Mortgage loans originated on land sales              (206,000)      (209,500)      (200,000)
           Cash collections on mortgage loans                  1,678,300      1,404,500      3,832,600
           Excess land and development costs paid
             over cost of sales                                  206,400         52,400       (252,000)
           Repayment of contractor obligations                        --             --       (737,200)

                       KOHALA JOINT VENTURE AND SUBSIDIARY

     Accrued interest on mortgages receivable                2,200         23,900            800
     Cash for water sales in excess of accrual              (4,900)        (4,300)         1,800
     Real estate tax accruals                               35,700       (434,400)       224,000
     Other                                                 (89,200)       (70,100)       (96,300)
                                                       -----------     ----------     ----------
Total adjustments                                        6,352,800      5,054,300      5,114,800
                                                       -----------     ----------     ----------
Net cash provided by (used in) operating activities    $   310,600       (441,000)     1,513,000
                                                       ===========     ==========     ==========

   (k) Use of Estimates

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reported period. Management has made significant estimates as to the amounts required for allowance for uncollectible accounts and the allowance for losses on foreclosed real estate as well as the recoverability of land and development costs. Actual results could differ from those estimates.

(2) Mortgage Notes Receivable

    Effective July 1, 1996, the Venture adopted Statement of Financial
       Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income

       Recognition and Disclosures", (SFAS No. 118). SFAS No. 114 addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. The Venture deems certain loans impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due, both principal and accrued interest. The Venture measures impairment based on a loan's observable market price or the fair value of the collateral since the loan is collateral dependent and foreclosure is probable. The amount of the valuation allowance is determined by comparing principal plus accrued interest to the fair value of the underlying collateral. The Venture recognizes an impairment by adjusting its existing valuation allowance with a corresponding charge to bad debt expense. Subsequent changes in fair value, if any, are treated in the same manner. Interest is not accrued on mortgage notes receivable in arrears 90 days or more.

                       KOHALA JOINT VENTURE AND SUBSIDIARY

    At June 30, 1996 and 1995, mortgage notes receivable from land sales consisted of the following:

                                                  1996           1995
                                              -----------     ----------
      Mortgage notes receivable               $ 7,944,700      9,985,700
      Allowance for uncollectible accounts     (2,949,400)    (2,464,200)
      Reserve for cash discounts and other
         allowances                               (69,300)       (73,300)
                                              -----------     ----------
      Mortgage notes receivable, net          $ 4,926,000      7,448,200
                                              ===========     ==========

    At June 30, 1996 and 1995, 29 mortgage notes receivable were 90 days or more in arrears, aggregating $5,145,000 and $5,174,000, respectively. As of June 30, 1996, the $5,145,000 of such loans are considered impaired and the allowance for uncollectible accounts balance has been established for such accounts. The Venture's average recorded investment in impaired loans for fiscal 1996 was $5,145,000. Accrued interest receivable on delinquent mortgage notes receivable was $218,000 and $215,000 as of June 30, 1996 and 1995, respectively.

    Stated interest rates on mortgage notes receivable outstanding at June 30, 1996 and 1995, range from 6% to 11% (averaging 9.4% as of June 30, 1996 and 9.6% as of June 30, 1995).

    The Venture typically provides financing in connection with the sale of land parcels. None of the Venture's mortgage notes receivable comprised more than 5% of the total mortgage notes receivable balance at June 30, 1996 and 1995. The Venture is the first lien holder on all outstanding mortgage notes receivable.

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

    Scheduled collections of principal during the next five fiscal years and thereafter are as follows:

                           Year                   Amount
                           ----                   ------
                           1997                $4,487,000
                           1998                 1,881,800
                           1999                   414,900
                           2000                   783,100
                           2001                   188,600

                       KOHALA JOINT VENTURE AND SUBSIDIARY

                           Thereafter             189,300
                                              -----------

                                              $ 7,944,700
                                              ===========

(3) Land and Development Costs

    Land and development costs include all costs directly associated with the acquisition and development of the land parcels. The land was acquired by the Venture from Hudson and recorded at cost. Major components of land and development costs are the initial costs to acquire the land, roadways, water, drainage, electrical and telephone lines, and various project management expenditures, as well as unamortized capitalized interest of $6,680,400 and $6,706,300 as of June 30, 1996 and 1995,
       respectively.

(4) Foreclosed Real Estate

    Foreclosed real estate represents land parcels that were reacquired in connection with previously financed mortgages. Such parcels are valued at the lower of their remaining receivable balance outstanding, or their net estimated realizable value (determined in the same manner as the allowance for uncollectible accounts), as follows:

                                               1996           1995
                                           -----------     ----------
          Foreclosed real estate           $ 2,903,300      2,881,600
          Allowance for losses                (703,100)      (486,400)
                                           -----------     ----------
          Foreclosed real estate, net      $ 2,200,200      2,395,200
                                           ===========     ==========

    During fiscal 1996, four mortgage notes receivable were transferred to foreclosed real estate and one parcel in foreclosed real estate was sold. The carrying values of the mortgage notes receivable transferred and parcel sold were $581,100 and $559,400, respectively.

(5) Partner Advances Payable

    The Partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the Project. Advances earn interest from the date of the advance compounded quarterly at the prime rate minus 1% (7.25% and 8% at June 30, 1996 and 1995, respectively).

On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, Oxford First (through its subsidiary, the Oxford Finance Companies, Inc.) was permitted to transfer certain amounts to Oxford. The amounts so authorized were not sufficient to allow Oxford to make its full share of required advances. Hudson

                       KOHALA JOINT VENTURE AND SUBSIDIARY
    opted to make additional advances (the Additional Advances) to cover
       Oxford's funding deficiency. During November 1995, Oxford resumed making advances, and in January 1996, Oxford repaid to Hudson the entire amount of the Additional Advances of $702,000 together with $37,000 of interest thereon. In addition, pursuant to an amended reorganization plan which was approved by the Bankruptcy Court on September 7, 1995, Oxford First is permitted to transfer funds to Oxford in an aggregate amount not to exceed $750,000 in each of the calendar years 1996 and 1997 exclusive of the repayment of the Additional Advances. The Venture, at present, is unable to determine whether such permitted transfers will be sufficient in order for Oxford to make its share of future advances to the Venture or whether Oxford First will receive permission from the Bankruptcy Court to transfer additional funds to Oxford, if required. Oxford advanced $675,000 to the Venture during the first eight months of calendar 1996. Unless land sales increase significantly, additional contributions from the Partners will be required in fiscal 1997. It is anticipated that Hudson will fund, subject to its right of reimbursement, any advances required in fiscal 1997 in the event Oxford is not able to make its share of advances.

    During fiscal 1996, 1995 and 1994, advances accrued an average rate of interest of 7.3%, 7.2% and 5.2%, respectively.

(6) Notes Payable

    During fiscal 1991, the Venture entered into agreements with banks pursuant to which $8,797,000 of the Venture's mortgage receivables were sold. An additional sale of $3,148,000 of mortgage receivables to a bank was completed during fiscal 1992. On April 30, 1996, the Venture repurchased $1,373,000 of such mortgage receivables which represented the entire outstanding balance thereof. Since the Venture had accounted for these transactions as financing arrangements, the unpaid balance of the mortgage receivables in the amount of $2,826,200 is shown as notes payable in the accompanying consolidated balance sheet at June 30, 1995. The maximum amounts outstanding during fiscal 1996, 1995 and 1994 were $2,826,000, $4,758,500 and $8,031,800, respectively. The average amounts outstanding for fiscal 1996, 1995 and 1994, based upon month-end balances, were $1,561,000, $3,860,100 and $6,091,500, respectively. The weighted average interest rates for fiscal 1996, 1995 and 1994 were 11.3%, 11.9% and 11.2%, respectively. The weighted average interest rates on borrowings outstanding as of June 30, 1995 and 1994, based upon month-end balances was 11.6% and 11.2%, respectively.

    At June 30, 1996, the Company has a note payable outstanding in the amount of $576,200 relating to certain development costs. The note matures in December 1996 and bears interest at the prime rate plus 1%.

(7) Kohala Ranch Water Company

    KRWC provides water to the Project and is owned by the Venture (99%), Hudson
       (.5%), and Oxford (.5%). The assets of KRWC are comprised principally of property, plant and equipment.

                       KOHALA JOINT VENTURE AND SUBSIDIARY

    KRWC recorded revenues of $336,300, $251,000 and $248,500 and incurred net losses of $489,700, $487,000 and $512,200 for fiscal 1996, 1995 and 1994, respectively.

(8) Related Party Transactions

    Certain directors and officers of the Partners and certain employees of the Venture purchased parcels in the Project at discounts from prices generally offered to the general public. The Venture provided mortgage financing on all such sales pursuant to which the Venture received a down payment equal to 5% of the gross sales price before discounts and a purchase money mortgage. The purchase money mortgages bear interest at a rate of 8% or 9% per annum and provide for monthly principal payments based on a 30 year amortization schedule with a balloon payment due after seven years. In fiscal 1995, certain balloon payment due dates on such mortgages were extended for one year. Two such balloon payments were not made in fiscal 1996 and are past due at June 30, 1996. At June 30, 1996 and 1995, mortgage notes receivable (including 1996 past due balloon payments) of $386,500 and $978,200, respectively, were due from related parties. During fiscal 1996, two mortgage notes receivable in the aggregate amount of $271,100 from former employees of a Partner became delinquent and were foreclosed; the balances are included in foreclosed real estate in the accompanying consolidated balance sheets.

(9) Contingencies

    During fiscal 1992, the County of Hawaii passed an ordinance pursuant to which the Venture, after subdivision approvals are obtained, would be able to develop and subdivide the fourth phase of the Project into 1,490 units. Shortly after passage of the ordinance, a lawsuit against the County of Hawaii was filed by two local residents of Hawaii (Plaintiffs) seeking to invalidate such ordinance on various grounds including that the ordinance was adopted without following State of Hawaii procedure relating to the preparation of an Environmental Impact Statement. During fiscal 1993, the Judge in this action granted Plaintiffs' motion for partial summary judgment without indicating any effect on zoning of the fourth phase. The County and the Venture have appealed this ruling. The appeal was heard before the Hawaii Supreme Court in March 1994, and because of an existing backlog in its caseload, the Court has not rendered a decision. The Venture cannot, at this time, determine the impact of the Court's ruling on the timing of the development of the fourth phase or the expenditures related thereto.

(10) Disclosure About Fair Value of Financial Instruments

    SFAS 107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Carrying values for delinquent mortgage notes receivable are based on the fair value of the underlying collateral obtained from an independent appraisal. The carrying values of the remaining mortgage notes receivable approximate market values, since the mortgage notes

                       KOHALA JOINT VENTURE AND SUBSIDIARY
    receivable are yielding, on average, a return that is consistent with current market rates offered for similar financing.

(11)  Impact of New Accounting Standards

    In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS No. 121 addresses accounting for the impairment of long-lived assets (including real estate), certain identifiable intangibles and goodwill relating to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Venture will adopt this standard effective July 1, 1996 and believes that such adoption will not have a material effect on the Venture's financial position or results of operations.

                                                                     Schedule II

                              KOHALA JOINT VENTURE
                                 AND SUBSIDIARY

                        Valuation and Qualifying Accounts

                    Years ended June 30, 1996, 1995 and 1994

         Column A                   Column B               Column C             Column D       Column E
        -----------                ----------      -----------------------      --------       ---------
                                                   Additions
                                   Balance at      Charged to    Charged to    Deductions     Balance at
                                    beginning      costs and        other         from          end of
        Description                  of year       expenses       accounts      reserves         year
        -----------                ----------      --------       --------      --------       ---------
1996 - Allowance for
   uncollectible accounts          $2,464,200       600,000             --       114,800(B)    2,949,400
                                   ==========       =======       ========       =======       =========
1995 - Allowance for
   uncollectible accounts          $1,661,800       980,000             --       177,600(B)    2,464,200
                                   ==========       =======       ========       =======       =========
1994 - Allowance for
   uncollectible accounts          $1,768,300       406,300             --       512,800(B)    1,661,800
                                   ==========       =======       ========       =======       =========
1996 - Allowance for loss on
   foreclosed real estate          $  486,400       356,300             --       139,600(B)      703,100
                                   ==========       =======       ========       =======       =========
1995 - Allowance for loss on
   foreclosed real estate          $  745,900            --       (259,500)(A)        --         486,400
                                   ==========       =======       ========       =======       =========
1994 - Allowance for loss on
   foreclosed real estate          $  378,200       367,700             --            --         745,900
                                   ==========       =======       ========       =======       =========

(A)  Recoveries and other adjustments

(B)  Write-offs

              HUDSON GENERAL CORPORATION & SUBSIDIARIES

                            EXHIBIT INDEX

Exhibit                                                                                                        Sequentially
 No.                                                                                                             Numbered
                              Exhibit                                                                             Pages
3.2(a)      Amendment to By-laws of the Registrant.                                                                 55

3.2(b)      By-laws of the Registrant, as amended to date.                                                          57

4.4(c)      Second Amendment to the Revolving Credit Agreement dated as of
            November 25, 1992, among Hudson General Aviation Services
            Inc., ABN Amro Bank Canada and The Chase Manhattan Bank of
            Canada individually and as successor agent, dated as of June
            1, 1996.                                                                                                95

4.4(d)      Revolving Credit Agreement dated as of June 1, 1996
            among Hudson General Corporation and The First National
            Bank of Boston, European American Bank, The Chase
            Manhattan Bank, N.A. and The First National Bank of
            Boston, as agent.                                                                                      108

4.4(e)      Amended and Restated Revolving Credit Agreement dated as of
            November 25, 1992 among Hudson General Corporation, Hudson
            General LLC and The First National Bank of Boston, European
            American Bank, The Chase Manhattan Bank, N.A. and The First
            National Bank of Boston, as agent, as amended and restated as
            of June 1, 1996.                                                                                       200

4.5(b)      First Supplemental Indenture dated as of April 22, 1996 among the Registrant, Hudson General LLC and Chemical Bank Delaware
            to Indenture dated as of July 1, 1986.                                                                 350

4.5(c)      Notice of Redemption and Expiration of Conversion Privilege
            dated June 3, 1996 relating to the Registrant's 7% Convertible
            Subordinated Debentures Due 2011.
                                                                                                                   362
4.5(d)      Notice of Redemption and Expiration of Conversion
            Privilege dated August 5, 1996 relating to the Registrant's 7%
            Convertible Subordinated Debentures Due
            2011.                                                                                                  371

10.9*       Description of Executive Incentive Program adopted by the
            Compensation Committee of the Board of Directors on December
            1, 1993, as amended on May 17, 1996.
                                                                                                                   377
  11        Computation of Earnings Per Share Information - primary
            and fully diluted.
                                                                                                                   379
  13        The Registrant's 1996 Annual Report to Shareholders, which report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed to be
            filed as part of this filing.                                                                          384

  21        Subsidiaries of the Registrant.                                                                        413

  23        Consent of KPMG Peat Marwick LLP, the Corporation's
            independent auditors, to the incorporation by reference
            into the Corporation's Registration Statement on Form
            S-8, as amended, Registration No. 2-75137                                                              415

  27        Financial Data Schedule                                                                                417