Form 10-Q
period 1996-09-30
HUDSON GENERAL CORP
filed 1996-11-12
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Common Stock, par value $1.00 per share: 1,968,760 shares outstanding at October 31, 1996

                          PART I - FINANCIAL STATEMENTS

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                            Three Months Ended
                                                               September 30,
                                                         1996                1995
                                                      ----------          -----------
                                                      (Unaudited)         (Unaudited)

Revenues ....................................        $  1,150,000         $ 34,038,000
                                                     ------------         ------------

Costs and expenses:
 Operating ..................................                  --           27,130,000
 Depreciation and amortization ..............             190,000            1,642,000
 Selling, general & administrative ..........           1,773,000            3,760,000
                                                     ------------         ------------
  Total costs and expenses ..................           1,963,000           32,532,000
                                                     ------------         ------------

Operating income (loss) .....................            (813,000)           1,506,000

Equity in earnings of Hudson General LLC ....           1,584,000                   --
Equity in loss of Kohala Joint Venture ......            (685,000)            (683,000)
Interest income .............................             970,000              556,000
Interest expense ............................                  --             (512,000)
                                                     ------------         ------------

Earnings before provision for
 income taxes ...............................           1,056,000              867,000

Provision for income taxes ..................             370,000              387,000
                                                     ------------         ------------

Net earnings ................................        $    686,000         $    480,000
                                                     ============         ============

Earnings per share, primary .................        $        .39         $        .41
                                                     ============         ============

Earnings per share, fully diluted ...........        $        .37         $        .37
                                                     ============         ============

Cash dividends per common share .............        $         --         $         --
                                                     ============         ============

Weighted average common and common equivalent
 shares outstanding:
 Primary ....................................           1,770,000            1,165,000
                                                     ============         ============
 Fully diluted ..............................           2,007,000            2,054,000
                                                     ============         ============

See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,           June 30,
                                                                                1996                  1996
                                                                            ------------         ------------
                                                                             (Unaudited)
Assets
Current assets:
  Cash and cash equivalents ..........................................      $ 25,488,000         $ 12,701,000
  Accounts and notes receivable - net ................................           837,000              238,000
  Advances to and note receivable from Hudson General LLC ............        10,157,000            7,233,000
  Prepaid expenses and other assets ..................................            13,000              302,000
                                                                            ------------         ------------
    Total current assets  ............................................        36,495,000           20,474,000

Property and equipment at cost, less accumulated depreciation
  and amortization .................................................           3,270,000            3,428,000
Investment in Kohala Joint Venture - net ...........................          15,178,000           15,420,000
Investment in Hudson General LLC ...................................          12,287,000            8,738,000
Note receivable from Hudson General LLC ............................           7,168,000                   --
Other assets - net .................................................                  --              716,000
                                                                            ------------         ------------
                                                                            $ 74,398,000         $ 48,776,000
                                                                            ============         ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .................................................        $    102,000         $    471,000
  Accrued expenses and other liabilities ...........................           1,314,000            3,648,000
                                                                            ------------         ------------
    Total current liabilities ......................................           1,416,000            4,119,000
                                                                            ------------         ------------
Deferred income taxes ..............................................             762,000              762,000
                                                                            ------------         ------------
Stockholders' Equity:
  Serial preferred stock (authorized 100,000 shares of $1 par
   value) - none outstanding .......................................                  --                   --
  Common stock (authorized 7,000,000 shares
   of $1 par value) - issued and outstanding 2,083,060 and
   1,277,401 shares ................................................           2,083,000            1,277,000
  Paid in capital ..................................................          44,866,000           18,033,000
  Retained earnings ................................................          27,281,000           26,595,000
  Treasury stock, at cost, 114,300 shares ..........................          (2,010,000)          (2,010,000)
                                                                            ------------         ------------
    Total stockholders' equity .....................................          72,220,000           43,895,000
                                                                            ------------         ------------
                                                                            $ 74,398,000         $ 48,776,000
                                                                            ============         ============

See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                             September 30,
                                                                       1996                  1995
                                                                   ------------         ------------
                                                                    (Unaudited)          (Unaudited)
Cash flows from operating activities:
  Net earnings ............................................        $    686,000         $    480,000
Adjustments to reconcile net earnings to net
  cash (used) provided by operating activities:
  Depreciation and amortization ...........................             190,000            1,642,000
  Increase in deferred income tax liabilities .............                  --               26,000
  Equity in earnings of Hudson General LLC ................          (1,584,000)                  --
  Equity in loss of Kohala Joint Venture ..................             685,000              683,000
  Accrual of interest income on Kohala Joint Venture
    advances ..............................................            (443,000)            (401,000)
  Loss (gain) on sale or disposal of equipment ............                  --              (87,000)
  Change in other current assets and liabilities:
    Accounts and notes receivable - net ...................            (599,000)            (392,000)
    Prepaid expenses and other assets .....................             289,000             (755,000)
    Accounts payable ......................................            (369,000)              24,000
    Accrued expenses and other liabilities ................          (2,334,000)            (743,000)
  Other - net .............................................              23,000              164,000
                                                                   ------------         ------------
    Net cash (used) provided by operating activities ......          (3,456,000)             641,000
                                                                   ------------         ------------

Cash flows from investing activities:
 Purchases of property and equipment ......................             (36,000)          (3,452,000)
 Proceeds from sale of property and equipment .............               4,000              159,000
 Repayment of advances by Hudson General LLC - net ........             156,000                   --
 Collections of note receivable from Hudson General LLC ...          16,095,000                   --
 Advances to Kohala Joint Venture - net ...................                  --             (308,000)
                                                                   ------------         ------------
    Net cash provided (used) by investing activities ......          16,219,000           (3,601,000)
                                                                   ------------         ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock .................               24,000               35,000
  Purchase of treasury stock .............................                   --             (389,000)
                                                                   ------------         ------------
    Net cash provided (used) by financing activities ......              24,000             (354,000)
                                                                   ------------         ------------

Effect of exchange rate changes on cash ...................                  --              (10,000)
                                                                   ------------         ------------
Net increase (decrease) in cash and cash equivalents ......          12,787,000           (3,324,000)
Cash and cash equivalents at beginning of period ..........          12,701,000           12,613,000
                                                                   ------------         ------------
Cash and cash equivalents at end of period ................        $ 25,488,000         $  9,289,000
                                                                   ============         ============


See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Hudson General Corporation and Subsidiaries (the Corporation) as of September 30, 1996 and June 30, 1996, and the results of operations and cash flows for the three months ended September 30, 1996 and 1995. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

     The consolidated financial statements include the accounts of the Corporation and the Subsidiaries for which it exercises effective control. All material intercompany accounts and transactions have been eliminated in consolidation. Kohala Joint Venture, a land development venture in Hawaii in which the Corporation has a 50% interest (the Venture), is accounted for under the equity method of accounting (see Note 3). Effective June 1, 1996, the Corporation consummated a transaction (the Transaction) in which a third party, Lufthansa Airport and Ground Services GmbH (LAGS), which is a German corporation and an indirect wholly owned subsidiary of Deutsche Lufthansa AG, acquired a 26% interest in the Corporation's aviation services business (the Aviation Business). As part of the Transaction, the Corporation transferred substantially all of the assets and liabilities of the Aviation Business to Hudson General LLC (Hudson LLC), a newly-formed limited liability company (see Note 2). LAGS received a 26% interest in Hudson LLC. At the same time, the Corporation, Hudson LLC and LAGS USA Inc., a wholly owned subsidiary of LAGS (LAGS USA), entered into a Limited Liability Company Agreement effective June 1, 1996 (the LLC Agreement). Due to the provisions in the LLC Agreement, effective June 1, 1996, the Corporation has accounted for its interest in Hudson LLC under the equity method of accounting. As a result, the consolidated statements of earnings of the Corporation contain the operating results of the Aviation Business under the equity method of accounting for the three months ended September 30, 1996 and on a consolidated basis for the three months ended September 30, 1995.

     The accounting policies followed by the Corporation are stated in Note 1 to the Corporation's consolidated financial statements in the 1996 Hudson General Corporation Annual Report filed under Item 8 to Form 10-K for the Corporation's fiscal year ended June 30, 1996.

2.   The summary consolidated balance sheets for Hudson LLC are as follows:

                                                               September 30,        June 30,
                                                                   1996               1996
                                                               -----------        -----------
                                                               (Unaudited)

Cash and cash equivalents                                      $ 3,525,000        $19,269,000
Accounts and notes receivable - net                             17,878,000         18,055,000
Other current assets                                             2,607,000          2,317,000
                                                               -----------        -----------
   Total current assets                                         24,010,000         39,641,000

Property, equipment and leasehold rights at cost,
   less accumulated depreciation and amortization               39,445,000         37,442,000
Other assets - net                                               3,544,000          3,641,000
                                                               -----------        -----------
                                                               $66,999,000        $80,724,000
                                                               ===========        ===========

Accounts payable                                               $16,218,000        $15,104,000
Accrued expenses and other liabilities                          17,114,000         18,085,000
Advances from Hudson General Corporation                        10,157,000          7,233,000
                                                               -----------        -----------
   Total current liabilities                                    43,489,000         40,422,000

Note payable to Hudson General Corporation                       7,168,000                 --
Long-term debt, subordinated                                            --         28,751,000
Members' equity                                                 16,342,000         11,551,000
                                                               -----------        -----------
                                                               $66,999,000        $80,724,000
                                                               ===========        ===========

Summary results of operations for Hudson LLC for the three months ended September 30, 1996 are as follows:

Revenues                                                           $ 36,379,000
                                                                   ------------

Operating costs                                                      29,062,000
Depreciation and amortization                                         1,676,000
Selling, general & administrative costs                               3,109,000
                                                                   ------------
   Total costs and expenses                                          33,847,000
                                                                   ------------

Operating income                                                      2,532,000

Interest income                                                         284,000
Interest expense                                                       (389,000)
                                                                   ------------
Earnings before provision for foreign income taxes                    2,427,000
Provision for foreign income taxes                                      310,000
                                                                   ------------
   Net earnings                                                    $  2,117,000
                                                                   ============

The Corporation's 74% share of Hudson LLC's results was $1,584,000 for the three months ended September 30, 1996 and is shown as "Equity in earnings of Hudson General LLC" in the accompanying consolidated statements of earnings.

Effective June 1, 1996, pursuant to the terms of a Unit Purchase and Option Agreement dated February 27, 1996 between the Corporation and LAGS, the Corporation transferred substantially all of the assets and liabilities of the Aviation Business to Hudson LLC. In exchange for the transfer of such assets and liabilities and the assumption by Hudson LLC, as co-obligor with the Corporation, of all of the Corporation's 7% convertible subordinated debentures (the Debentures), the Corporation received a 74% interest in Hudson LLC. In addition, Hudson LLC sold LAGS a 26% interest in Hudson LLC, for a purchase price of $23,686,000 in cash (after certain adjustments), of which $15,848,000 was paid at the closing and $2,650,000 (plus interest thereon) was paid in September 1996. The remaining portion of the purchase price of $5,188,000 (the Deferred Payment) is to be paid in two annual installments (together with accrued interest from January 1, 1996 at a rate of 11% per annum), in September 1997 and 1998, and is subject to potential downward adjustment based on the future earnings of the Aviation Business. The Corporation's investment in Hudson LLC was increased by its 74% interest in the September 1996 payment from LAGS noted above.

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

During the quarter ended September 30, 1996, $26,343,000 principal amount of Debentures was converted into shares of the Corporation's common stock, and to such extent Hudson LLC became indebted on a subordinated basis (as defined) to the Corporation. Also during the quarter ended September 30, 1996, Hudson LLC utilized the September 1996 Deferred Payment together with a portion of the proceeds received at the closing of the Transaction, aggregating $16,095,000, to partially repay the outstanding balance of its subordinated debt to the Corporation. At September 30, 1996 the balance of such debt was $10,318,000. The noncurrent portion of this debt in the amount of $7,168,000 is shown as "Note receivable from Hudson General LLC" in the accompanying consolidated balance sheets. In addition, the Corporation's net advances to Hudson LLC (including the current portion of such note receivable of $3,150,000) increased during the three months ended September 30, 1996 to $10,157,000.

3. The Corporation is a partner in the Venture which was formed to acquire, develop and sell approximately 4,000 contiguous acres of land in Hawaii.

     The summary consolidated balance sheets for the Venture are as follows:

                                                     September 30,           June 30,
                                                          1996                 1996
                                                     ------------         ------------
                                                      (Unaudited)

Cash and equivalents                                 $    142,000         $    267,000
Land and development costs                             26,570,000           26,710,000
Mortgages, accounts and notes receivable                4,680,000            5,212,000
Foreclosed real estate - net                            2,588,000            2,200,000
Other assets - net                                      2,241,000            2,325,000
                                                     ------------         ------------
                                                     $ 36,221,000         $ 36,714,000
                                                     ============         ============

Notes payable                                        $    573,000         $    576,000
Partner advances and accrued interest payable          51,135,000           50,220,000
Accounts payable and accrued expenses                   1,256,000            1,292,000
Partners' deficit                                     (16,743,000)         (15,374,000)
                                                     ------------         ------------
                                                     $ 36,221,000         $ 36,714,000
                                                     ============         ============


Summary results of operations for the Venture are as follows:

                                                        Three Months Ended
                                                           September 30,
                                                     1996                1995
                                                 -----------         -----------
                                                 (Unaudited)         (Unaudited)


Net sales                                        $   300,000         $    81,000
                                                 -----------         -----------

Cost of sales                                        202,000                  --

Selling, general and administrative costs            615,000             582,000
Interest - net                                       852,000             865,000
                                                 -----------         -----------
Total costs                                        1,669,000           1,447,000
                                                 -----------         -----------

Net loss                                         $(1,369,000)        $(1,366,000)
                                                 ===========         ===========


The Corporation's 50% share of the Venture's results were losses of $685,000 and $683,000 for the three months ended September 30, 1996 and 1995, respectively, and have been included in "Equity in loss of Kohala Joint Venture" in the accompanying consolidated statements of earnings. The Corporation's partner in the Venture is Oxford Kohala, Inc. (the Partner), a wholly owned subsidiary of Oxford First Corporation (Oxford First). Under the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement), the partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the land. The Corporation's total advances (including accrued interest) at September 30, 1996 were $25,567,000.

On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer certain amounts to the Partner. The amounts so authorized were not sufficient to allow the Partner to make its full share of required advances. The Corporation opted to make additional advances (the Additional Advances) to cover the Partner's funding deficiency. During November 1995, the Partner resumed making advances, and in January 1996, the Partner repaid to the Corporation the entire amount of Additional Advances of $702,000 together with $37,000 of interest thereon. In addition, pursuant to an amended reorganization plan which was approved by the Bankruptcy Court on September 7, 1995, Oxford First is permitted to transfer funds to the Partner in an aggregate amount not to exceed $750,000 in each of the calendar years 1996 and 1997 exclusive of the repayment of the Additional Advances. The Corporation, at present, is unable to determine whether such permitted transfers will be sufficient in order for the Partner to make its share of future advances to the Venture or whether Oxford First will receive permission from the Bankruptcy Court to transfer additional funds to the Partner, if required. The Partner advanced $675,000 to the Venture during the nine months ended September 30, 1996. Should the Partner be unable to make its share of future advances to the Venture, the

     Corporation has the option to make further advances on behalf of the Partner (subject to its rights of reimbursement) necessary up to the limits set forth in its Revolving Credit Agreement with a group of banks. The Partner did not file for reorganization under Chapter 11 of the Bankruptcy Code. During the three months ended September 30, 1996, the Corporation did not make any advances to the Venture.

4. On June 3, 1996, the Corporation called for redemption on July 22, 1996, $15,825,000 aggregate principal amount of the Debentures. On July 22, 1996, $2,166,000 of the Debentures were redeemed, with the $13,659,000 balance having been converted into shares of the Corporation's common stock on or prior to such redemption date. In addition, on August 5, 1996 the balance of outstanding Debentures (approximately $12,800,000) were called for redemption on September 4, 1996. On September 4, 1996, $242,000 of the Debentures were redeemed, with the $12,520,000 balance having been converted into shares of the Corporation's common stock on or prior to such redemption date. At September 5, 1996 no Debentures remained outstanding. Had the conversion of the Debentures occurred on July 1, 1996, the reported earnings per share, primary, for the three months ended September 30, 1996, would have decreased $.02 to $.37.


     In connection with the conversion of the Debentures, during the three months ended September 30, 1996, the Corporation issued 804,259 shares of its common stock. As a result, "Paid in capital" as shown in the accompanying consolidated balance sheets increased by $24,841,000.


5. Certain reclassifications of fiscal 1996 balances have been made to conform with the fiscal 1997 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
        Effective June 1, 1996, the Corporation consummated a transaction (the Transaction) in which a third party, Lufthansa Airport and Ground Services GmbH
(LAGS), acquired a 26% interest in the Corporation's aviation services business (the Aviation Business). As part of the Transaction, the Corporation transferred substantially all of the assets and liabilities of the Aviation Business to Hudson General LLC (Hudson LLC), a newly-formed limited liability company (see Notes 1 and 2). Effective June 1, 1996, the Corporation has accounted for its interest in Hudson LLC under the equity method of accounting. As a result, the Corporation's consolidated statement of earnings for the three months ended September 30, 1996 contains the operating results of the Aviation Business under the equity method of accounting. For the three months ended September 30, 1995, the Corporation's consolidated statement of earnings contains the operating results of the Aviation Business on a consolidated basis.
        The Corporation's revenues of $1.2 million for the three months ended September 30, 1996 reflect overhead fees and equipment rental income billed by the Corporation to Hudson LLC. Depreciation and amortization of $.2 million for the three months ended September 30, 1996 primarily represent depreciation related to operating equipment leased to Hudson LLC by the Corporation. Selling, general and administrative expenses for the three months ended September 30, 1996 of $1.8 million principally reflect administrative and related costs of the Corporation.
        The Corporation's 74% share of earnings from Hudson LLC for the three months ended September 30, 1996 was $1.6 million. (For an analysis of the results of the Aviation Business, see the table and related management's discussion which appears below.)
        The Corporation's 50% share of losses from its real estate joint venture in Hawaii (the Venture) for the three months ended September 30, 1996 approximated that of the corresponding period of the previous year as sales of land parcels continued to be slow. As is usual for companies with land development operations, the contribution to future results from such operations will fluctuate depending upon land sales closed in each reported period.

        Interest income for the three months ended September 30, 1996 increased $.4 million, or 74.5%, compared with the corresponding period of the prior year. The increase primarily reflects interest income associated with: (i) the subordinated note receivable from Hudson LLC related to conversion of the 7% convertible subordinated debentures (the Debentures) into shares of the Corporation's common stock (see Note 2); (ii) advances made by the Corporation to Hudson LLC; and (iii) higher excess cash balances.

        Interest expense for the three months ended September 30, 1995 was attributable to the Debentures (see Notes 2 and 4).

         The Corporation's provision for income taxes for the three months ended September 30, 1996 approximated that of the corresponding period of the previous year. Included in the Corporation's provision for income taxes for the three months ended September 30, 1996 is a higher provision associated with increased pre-tax earnings in the U.S., which was offset by the absence in the current year period of a provision for foreign income taxes. As a result of the Transaction, the Corporation is no longer required to provide for or reflect foreign income taxes in its consolidated financial statements.

        The following table and related management's discussion are intended to provide a presentation and analysis of results of the Aviation Business for the three months ended September 30, 1996 and 1995 on a comparable basis.

                                             Three Months Ended
                                                 September 30,
                                             1996           1995
                                           -------        -------
                                               (in thousands)
Revenues                                   $36,379        $34,035
                                           -------        -------
Costs and expenses:
  Operating                                 29,062         27,130
  Depreciation and amortization              1,676          1,622
  Selling, general and administrative        3,109          2,849
                                           -------        -------
Total costs and expenses                    33,847         31,601
                                           -------        -------
Operating income                           $ 2,532        $ 2,434
                                           =======        =======

        Revenues for the three months ended September 30, 1996 increased $2.3 million, or 6.9%, compared with the corresponding period of the prior year. The increase reflects higher ground handling service revenues of $2.9 million due primarily to expanded services to new and existing customers. Partially offsetting the revenue increase was lower ground transportation revenues for the three months ended September 30, 1996 of $.7 million due primarily to the loss of contracts to operate information kiosks and airfield passenger transport vehicles.
        Costs and expenses for the three months ended September 30, 1996 increased $2.2 million, or 7.1%, compared with the corresponding period of the previous year. Operating costs for the three months ended September 30, 1996 increased $1.9 million, or 7.1%, compared with the corresponding period of the previous year. The increase was attributable to higher labor and related costs associated with expanded ground handling operations. Partially offsetting the increase for the three months ended September 30, 1996 were lower costs as a result of: (i) the loss of contracts to operate ground transportation information kiosks and airfield passenger transport vehicles; and (ii) lower workers' compensation insurance costs as a result of the positive trend of related claims.
        Depreciation and amortization expenses for the three months ended September 30, 1996 were comparable with those of the corresponding period of the previous year.
        Selling, general and administrative expenses for the three months ended September 30, 1996 increased $.3 million, or 9.2%, compared with the corresponding period of the previous year. The increase primarily reflects higher administrative and related costs.
        Operating income for the three months ended September 30, 1996 increased $.1 million compared with the corresponding period of the previous year due primarily to improved results from ground handling operations, which was partially offset by increased selling, general and administrative expenses described above.
        Results of aircraft ground handling operations fluctuate depending upon the flight activity and schedules of customers and the ability to deploy equipment and manpower in the most efficient manner to service such customers.
        Snow removal and aircraft de-icing services are seasonal in nature. The results of these operations are normally reflected in the second and third quarters of the fiscal year, and fluctuate depending upon the severity of the winter season.
        The state of the North American aviation industry has resulted in increased competitive pressures on the pricing of aviation services and in the exploration of alliances between major commercial airline carriers. While these factors may have an adverse effect, several airlines have been outsourcing services to independent aviation service companies. This trend, as well as the Open Skies Agreement between the United States and Canada, which provides increased access for airlines to fly between these bordering countries, has provided additional opportunities for Hudson LLC. The Corporation is unable, at this time, to evaluate the full impact of these factors.

Liquidity and Capital Expenditures and Commitments
        The Corporation's recurring sources of liquidity are funds provided from Hudson LLC and bank lines of credit. As a result of the Transaction, Hudson LLC will pay to the Corporation an overhead fee equal to the sum of 3% of Hudson LLC's consolidated domestic revenues and 1% of Hudson LLC's consolidated Canadian revenues. It is currently anticipated that approximately $3.0 million of the Corporation's overhead will not be allocated to Hudson LLC on an annual basis. In addition, the Corporation is expected to receive distributions from Hudson LLC annually in an amount substantially equal to 50% of domestic and 10% of Canadian pre-tax earnings from the Aviation Business, as defined, multiplied by the Corporation's respective equity interest in Hudson LLC (presently 74%). Furthermore, as a result of the conversion of Debentures into shares of the Corporation's common stock, Hudson LLC is, on a subordinated basis (as defined), indebted to the Corporation. In September 1996, Hudson LLC repaid $16.1 million of such debt to the Corporation. Hudson LLC is obligated to repay the remaining balance of $10.3 million to the Corporation as follows: (i) to the extent that deferred payments made by LAGS are received by Hudson LLC (see Note 2); (ii) $.5 million on July 15, 1997; and (iii) $1.5 million on July 15, 1998 and on each July 15th thereafter until the entire principal balance is satisfied. In addition, as a result of the Transaction, the Corporation received certain trade receivables and made advances to Hudson LLC. The balance of such advances (which Hudson LLC is obligated to repay to the Corporation on demand) totaled $7.0 million as of September 30, 1996.
        Pursuant to a Revolving Credit Agreement (the Credit Agreement) with a group of banks dated June 1, 1996, the Corporation may borrow funds (including outstanding letters of credit) up to a limit of $6.0 million until June 30, 1999 at which time the Credit Agreement terminates. There were no direct borrowings or letters of credit outstanding at September 30, 1996.
        During the three months ended September 30, 1996, net cash used by operating activities was $3.5 million due mainly to: (i) payments of accrued expenses; and (ii) equity in earnings of Hudson LLC which were not distributed to the Corporation. During the three months ended September 30, 1995, net cash provided by operating activities was $.6 million. Net cash provided by investing activities was $16.2 million for the three months ended September 30, 1996 due mainly to Hudson LLC's partial repayment of the outstanding balance of its subordinated debt to the Corporation. Capital expenditures net of proceeds from the sale of property and equipment were $32,000 and $3.3 million during the three months ended September 30, 1996 and 1995, respectively. In the 1995 period, the majority of capital expenditures were made in respect of the Aviation Business and as such are now made by Hudson LLC. Cash and cash equivalents were $25.5 and $12.7 million at September 30, 1996 and June 30, 1996, respectively. The increase in cash and cash equivalents primarily reflects the repayment to the Corporation in September 1996 of $16.1 million from Hudson LLC as noted above.
        During fiscal 1992, the County of Hawaii passed an ordinance pursuant to which the Venture, after subdivision approvals are obtained, would be able to develop Phase IV of the project into 1,490 units. Pursuant to such ordinance, the Venture is required to expend approximately $2.3 million for public infrastructural improvements and in lieu payments. Shortly after passage of the ordinance, a lawsuit against the County of Hawaii was filed by two local residents of Hawaii (Plaintiffs) seeking to invalidate such ordinance on various grounds including that the ordinance was adopted without following State of Hawaii procedure relating to the preparation of an Environmental Impact Statement. During fiscal 1993, the Judge in this action granted Plaintiffs' motion for partial summary judgment without indicating any effect on Phase IV zoning. The County and the Venture have appealed this ruling. The appeal was heard before the Hawaii Supreme Court in March 1994, and because of an existing backlog in its caseload, the Court has not rendered a decision. The Venture cannot, at this time, determine the impact of the Court's ruling on the timing of development of Phase IV or the expenditures related thereto.
        The Joint Venture Agreement provides that the Corporation and its partner in the Venture, Oxford Kohala, Inc. (the Partner) are obligated to make equal advances of any of the Venture's required fundings. It is anticipated that the Venture's capital commitments will be funded by cash flow from its operations and advances from the Corporation and the Partner. It is expected that any advances which the Corporation may be required to make to the Venture will be provided from the Corporation's cash flow and lines of credit. Pursuant to the Credit Agreement the Corporation may advance up to $2.0 million to the Venture in any fiscal year or up to $5.0 million during the term of the Credit Agreement, net of any distributions received from the Venture by the Corporation during such periods. At present, it is anticipated that the advances required to meet the obligations of the Venture will not exceed the limits set forth in the Credit Agreement.
       At September 30, 1996, the Venture had commitments (in addition to the commitments noted above) aggregating $3.3 million for project expenditures. Included in this amount is $1.7 million for the construction of water well equipment and a reservoir by June 30, 1999. It is currently expected that approximately $.6 million of funds for the Venture's other commitments will be expended during fiscal 1997.
        The Partner is a subsidiary of Oxford First Corporation (Oxford First). On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer certain amounts to the Partner. The amounts so authorized were not sufficient to allow the Partner to make its full share of required advances. The Corporation opted to make additional advances (the Additional Advances) to cover the Partner's funding deficiency. During November 1995, the Partner resumed making advances, and in January 1996, the Partner repaid to the Corporation the entire amount of the Additional Advances of $.7 million together with interest thereon. In addition, pursuant to an amended reorganization plan which was approved by the Bankruptcy Court on September 7, 1995, Oxford First is permitted to transfer funds to the Partner in an aggregate amount not to exceed $750,000 in each of the calendar years 1996 and 1997 (exclusive of the repayment of the Additional Advances). The Corporation, at present, is unable to determine whether such permitted transfers will be sufficient in order for the Partner to make its share of future advances to the Venture or whether Oxford First will receive permission from the Bankruptcy Court to transfer additional funds to the Partner, if required. The Partner has advanced $675,000 to the Venture during the nine months ended September 30, 1996. Should the Partner be unable to make its share of future advances to the Venture, the Corporation has the option to make further advances on behalf of the Partner (subject to its right of reimbursement) necessary up to the limits set forth in the Credit Agreement. The Partner did not file for reorganization under Chapter 11 of the Bankruptcy Code. During the three months ended September 30, 1996, the Corporation did not make any advances to the Venture.
        The extent to which advances to the Venture will be required in the future, as well as the timing of the return to the Corporation of the advances made by it, will depend upon the amount of sales generated by the Venture, the terms upon which parcels are sold, expenses incurred in the planning and development of future phases of the Project, and the ability of the Partner to fund its obligations under the Joint Venture Agreement.
        It is expected that the sources of the Corporation's liquidity, as noted above, will provide sufficient funding to allow the Corporation to meet its liquidity requirements.

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



                                             HUDSON GENERAL CORPORATION
                                             --------------------------
                                                 (Registrant)



Date:  November 12, 1996
       ------------------------


                                              /s/ JAY B. LANGNER
                                              -----------------------------
                                                  Jay B. Langner
                                                  Chairman of the Board and
                                                  Chief Executive Officer


                                              /s/ MICHAEL RUBIN
                                              -----------------------------
                                                  Michael Rubin
                                                  President and Principal
                                                  Financial Officer

                    HUDSON GENERAL CORPORATION & SUBSIDIARIES


                                  EXHIBIT INDEX


Exhibit
No.                                 Exhibit                  Page No.
---------------------------------------------------------------------
11 Computations of Earnings Per Share Information,
   Primary and Fully Diluted - Net Earnings                  21 - 23

27 Financial Data Schedule                                   24 - 25