Form 10-Q
period 1996-12-31
HUDSON GENERAL CORP
filed 1997-02-10
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1996

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

Yes  X     No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $1.00 per share: 1,830,349 shares outstanding at February 7, 1997

                          PART I - FINANCIAL STATEMENTS

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS




                                                       Three Months Ended                     Six Months Ended
                                                          December 31,                           December 31,
                                                     1996              1995                1996              1995
                                                 -----------        -----------        -----------        -----------
                                                 (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)
Revenues .................................       $ 1,154,000        $40,952,000        $ 2,304,000        $74,990,000
                                                 -----------        -----------        -----------        -----------
Costs and expenses:
  Operating ..............................                --         30,537,000                 --         57,667,000
  Depreciation and amortization ..........           187,000          1,938,000            377,000          3,580,000
  Selling, general & administrative ......         1,972,000          3,852,000          3,745,000          7,612,000
                                                 -----------        -----------        -----------        -----------
    Total costs and expenses .............         2,159,000         36,327,000          4,122,000         68,859,000
                                                 -----------        -----------        -----------        -----------

Operating income (loss) ..................        (1,005,000)         4,625,000         (1,818,000)         6,131,000

Equity in earnings of Hudson General LLC .         3,107,000                 --          4,691,000                 --
Equity in loss of Kohala Joint Venture ...          (663,000)          (708,000)        (1,348,000)        (1,391,000)
Interest income ..........................         1,071,000            505,000          2,041,000          1,061,000
Interest expense .........................                --           (511,000)                --         (1,023,000)
                                                 -----------        -----------        -----------        -----------

Earnings before provision for income taxes         2,510,000          3,911,000          3,566,000          4,778,000

Provision for income taxes ...............           850,000          1,516,000          1,220,000          1,903,000
                                                 -----------        -----------        -----------        -----------

Net earnings .............................       $ 1,660,000        $ 2,395,000        $ 2,346,000        $ 2,875,000
                                                 ===========        ===========        ===========        ===========

Earnings per share, primary ..............       $       .84        $      2.04        $      1.25        $      2.46
                                                 ===========        ===========        ===========        ===========

Earnings per share, fully diluted ........       $       .84        $      1.30        $      1.20        $      1.67
                                                 ===========        ===========        ===========        ===========

Cash dividends per common share ..........       $       .25        $       .25        $       .25        $       .25
                                                 ===========        ===========        ===========        ===========
Weighted average common and common
  equivalent shares outstanding:
  Primary ................................         1,970,000          1,174,000          1,871,000          1,169,000
                                                 ===========        ===========        ===========        ===========
  Fully diluted ..........................         1,971,000          2,064,000          1,989,000          2,065,000
                                                 ===========        ===========        ===========        ===========



See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                December 31,        June 30,
                                                                    1996              1996
                                                                -----------        -----------
                                                                (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents .............................       $27,220,000        $12,701,000
  Accounts and notes receivable - net ...................           492,000            238,000
  Advances to and note receivable from Hudson General LLC         8,308,000          7,233,000
  Prepaid expenses and other assets .....................            47,000            302,000
                                                                -----------        -----------
    Total current assets ................................        36,067,000         20,474,000

Property and equipment at cost,
  less accumulated depreciation and amortization ........         3,102,000          3,428,000
Investment in Kohala Joint Venture - net ................        15,029,000         15,420,000
Investment in Hudson General LLC ........................        19,234,000          8,738,000
Note receivable from Hudson General LLC .................         4,630,000                 --
Other assets - net ......................................                --            716,000
                                                                -----------        -----------
                                                                $78,062,000        $48,776,000
                                                                ===========        ===========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ......................................       $   122,000        $   471,000
  Accrued expenses and other liabilities ................         2,237,000          3,648,000
  Income taxes payable ..................................         1,059,000                 --
                                                                -----------        -----------
    Total current liabilities ...........................         3,418,000          4,119,000
                                                                -----------        -----------

Deferred income taxes ...................................           762,000            762,000
                                                                -----------        -----------

Stockholders' Equity:
  Serial preferred stock (authorized 100,000 shares of
   $1 par value) - none outstanding .....................                --                 --
  Common stock (authorized 7,000,000 shares of $1 par
   value) - issued 2,083,060 and 1,277,401 shares .......         2,083,000          1,277,000
  Paid in capital .......................................        48,705,000         18,033,000
  Retained earnings .....................................        28,460,000         26,595,000
  Treasury stock, at cost, 205,611 and 114,300 shares ...        (5,366,000)        (2,010,000)
                                                                -----------        -----------
    Total stockholders' equity ..........................        73,882,000         43,895,000
                                                                -----------        -----------
                                                                $78,062,000        $48,776,000
                                                                ===========        ===========



See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended
                                                                         December 31,
                                                                   1996               1995
                                                               -----------        -----------
                                                               (Unaudited)        (Unaudited)
Cash flows from operating activities:
  Net earnings .........................................       $ 2,346,000        $ 2,875,000
  Adjustments to reconcile net earnings to net
    cash (used) provided by operating activities:
    Depreciation and amortization ......................           377,000          3,580,000
    Increase in deferred income tax liabilities ........                --            908,000
    Equity in earnings of Hudson General LLC ...........        (4,691,000)                --
    Equity in loss of Kohala Joint Venture .............         1,348,000          1,391,000
    Accrual of interest income on Kohala Joint
      Venture advances .................................          (883,000)          (806,000)
    Gain on sale or disposal of equipment ..............                --            (36,000)
    Change in other current assets and liabilities:
      Accounts and notes receivable - net ..............          (254,000)        (9,954,000)
      Prepaid expenses and other assets ................           255,000           (900,000)
      Accounts payable .................................          (349,000)         4,623,000
      Income taxes payable .............................         1,059,000            188,000
      Accrued expenses and other liabilities ...........        (1,891,000)         3,102,000
    Other - net ........................................            21,000            325,000
                                                               -----------        -----------
      Net cash (used) provided by operating activities .        (2,662,000)         5,296,000
                                                               -----------        -----------
Cash flows from investing activities:
  Purchases of property and equipment ..................           (55,000)        (6,425,000)
  Proceeds from sale of property and equipment .........             4,000            121,000
  Advances to Hudson General LLC - net .................          (645,000)                --
  Collections of note receivable from Hudson General LLC        21,283,000                 --
  Advances to Kohala Joint Venture - net ...............           (74,000)          (836,000)
                                                               -----------        -----------
      Net cash provided (used) by investing activities .        20,513,000         (7,140,000)
                                                               -----------        -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock ...............            24,000            155,000
  Purchase of treasury stock ...........................        (3,356,000)          (389,000)
                                                               -----------        -----------
       Net cash used by financing activities ...........        (3,332,000)          (234,000)
                                                               -----------        -----------
Effect of exchange rate changes on cash ................                --              6,000
                                                               -----------        -----------
Net increase (decrease) in cash and cash equivalents ...        14,519,000         (2,072,000)
Cash and cash equivalents at beginning of period .......        12,701,000         12,613,000
                                                               -----------        -----------
Cash and cash equivalents at end of period .............       $27,220,000        $10,541,000
                                                               ===========        ===========




See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Hudson General Corporation and Subsidiaries (the Corporation) as of December 31, 1996 and June 30, 1996, and the results of operations for the three and six months, and cash flows for the six months ended December 31, 1996 and 1995. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

         The consolidated financial statements include the accounts of the Corporation and the Subsidiaries for which it exercises effective control. All material intercompany accounts and transactions have been eliminated in consolidation. Kohala Joint Venture, a land development venture in Hawaii in which the Corporation has a 50% interest (the Venture), is accounted for under the equity method of accounting (see
         Note 3). Effective June 1, 1996, the Corporation consummated a transaction (the Transaction) in which a third party, Lufthansa Airport and Ground Services GmbH (LAGS), which is a German corporation and an indirect wholly owned subsidiary of Deutsche Lufthansa AG, acquired a 26% interest in the Corporation's aviation services business (the Aviation Business). As part of the Transaction, the Corporation transferred substantially all of the assets and liabilities of the Aviation Business to Hudson General LLC (Hudson LLC), a newly-formed limited liability company (see Note 2). LAGS received a 26% interest in Hudson LLC. At the same time, the Corporation, Hudson LLC and LAGS USA Inc., a wholly owned subsidiary of LAGS (LAGS USA), entered into a Limited Liability Company Agreement effective June 1, 1996 (the LLC Agreement). Due to the provisions in the LLC Agreement, effective June 1, 1996, the Corporation has accounted for its interest in Hudson LLC under the equity method of accounting. As a result, the consolidated statements of earnings of the Corporation contain the operating results of the Aviation Business under the equity method of accounting for the three and six months ended December 31, 1996 and on a consolidated basis for the three and six months ended December 31, 1995.

         The accounting policies followed by the Corporation are stated in Note 1 to the Corporation's consolidated financial statements in the 1996 Hudson General Corporation Annual Report filed under Item 8 to Form 10-K for the Corporation's fiscal year ended June 30, 1996.

2.       The summary consolidated balance sheets for Hudson LLC are as follows:

                                                        December 31,       June 30,
                                                           1996              1996
                                                        -----------       -----------
                                                        (Unaudited)
Cash and cash equivalents                               $ 1,657,000       $19,269,000
Accounts and notes receivable - net                      21,627,000        18,055,000
Other current assets                                      3,766,000         2,317,000
                                                        -----------       -----------
    Total current assets                                 27,050,000        39,641,000

Property, equipment and leasehold rights at cost,
  less accumulated depreciation and amortization         43,125,000        37,442,000
Other assets - net                                        3,389,000         3,641,000
                                                        -----------       -----------
                                                        $73,564,000       $80,724,000
                                                        ===========       ===========

Accounts payable                                        $17,083,000       $15,104,000
Accrued expenses and other liabilities                   18,060,000        18,085,000
Advances from Hudson General Corporation                  8,308,000         7,233,000
                                                        -----------       -----------
Total current liabilities                                43,451,000        40,422,000

Note payable to Hudson General Corporation                4,630,000                --
Long-term debt, subordinated                                     --        28,751,000
Members' equity                                          25,483,000        11,551,000
                                                        -----------       -----------
                                                        $73,564,000       $80,724,000
                                                        ===========       ===========

Summary results of operations for Hudson LLC are as follows:

                                                     Three Months Ended    Six Months Ended
                                                      December 31, 1996    December 31, 1996
                                                     ------------------    -----------------
                                                        (Unaudited)           (Unaudited)
Revenues                                                 $41,380,000        $77,759,000
                                                         -----------        -----------
Operating costs                                           32,213,000         61,275,000
Depreciation and amortization                              1,888,000          3,564,000
Selling, general & administrative costs                    3,258,000          6,367,000
                                                         -----------        -----------
    Total costs and expenses                              37,359,000         71,206,000
                                                         -----------        -----------

Operating income                                           4,021,000          6,553,000

Interest income                                              629,000            913,000
Interest expense                                            (270,000)          (659,000)
                                                         -----------        -----------
Earnings before provision for foreign income taxes         4,380,000          6,807,000
Provision for foreign income taxes                           374,000            684,000
                                                         -----------        -----------
Net earnings                                             $ 4,006,000        $ 6,123,000
                                                         ===========        ===========

The Corporation's 74% share of Hudson LLC's results, as calculated in accordance with the LLC Agreement, were $3,107,000 and $4,691,000 for the three and six months ended December 31, 1996, respectively, and are shown as "Equity in earnings of Hudson General LLC" in the accompanying consolidated statements of earnings.

Effective June 1, 1996, pursuant to the terms of a Unit Purchase and Option Agreement dated February 27, 1996 (the Purchase Agreement) between the Corporation and LAGS, the Corporation transferred substantially all of the assets and liabilities of the Aviation Business to Hudson LLC. In exchange for the transfer of such assets and liabilities and the assumption by Hudson LLC, as co-obligor with the Corporation, of all of the Corporation's 7% convertible subordinated debentures (the Debentures), the Corporation received a 74% interest in Hudson LLC. In addition, Hudson LLC sold LAGS a 26% interest in Hudson LLC for a purchase price of $23,686,000 in cash (after certain adjustments), of which $15,848,000 was paid at the closing, and deferred payments (Deferred Payments) of $2,650,000 and $5,188,000 plus interest thereon were made, respectively, in September 1996 and December 1996. The Corporation's investment in Hudson LLC was increased by its 74% interest in the Deferred Payments. The Purchase Agreement granted to LAGS an option expiring on October 1, 2000 to increase its equity ownership in Hudson LLC from 26% to a maximum of 49%. Effective December 1996, the Purchase Agreement was amended so that this option now expires on October 1, 1999.

The LLC Agreement, as amended, stipulates that the Corporation and LAGS USA will share profits and losses in the same proportion as their respective equity interests in Hudson LLC, except that the Corporation is entitled to all interest earned on the Deferred Payments. In addition, LAGS USA will not share in any pre-tax earnings, as defined, of the Aviation Business in excess of $14,690,000 and $15,863,000 in fiscal 1997 and 1998, respectively, unless the aggregate of the pre-tax earnings for fiscal 1997 and 1998 exceeds $30,553,000.

During the six months ended December 31, 1996, $26,343,000 principal amount of Debentures was converted into shares of the Corporation's common stock, and to such extent Hudson LLC became indebted on a subordinated basis (as defined) to the Corporation. Furthermore, during the six months ended December 31, 1996, Hudson LLC utilized the Deferred Payments together with a portion of the proceeds received at the closing of the Transaction to repay $21,283,000 of the outstanding balance of its subordinated debt to the Corporation. At December 31, 1996 the balance of such debt was $5,130,000. The noncurrent portion of this debt in the amount of $4,630,000 is shown as "Note receivable from Hudson General LLC" in the accompanying consolidated balance sheets. In addition, the Corporation's net advances to Hudson LLC (including the current portion of such note receivable of $500,000) were $8,308,000 at December 31, 1996.

3. The Corporation is a partner in the Venture which was formed to acquire, develop and sell approximately 4,000 contiguous acres of land in Hawaii.

         The summary consolidated balance sheets for the Venture are as follows:


                                                    December 31,          June 30,
                                                        1996                1996
                                                    ------------        ------------
                                                    (Unaudited)
Cash and equivalents                                $    360,000        $    267,000
Land and development costs                            26,564,000          26,710,000
Mortgages, accounts and notes receivable               4,189,000           5,212,000
Foreclosed real estate - net                           2,626,000           2,200,000
Other assets - net                                     2,187,000           2,325,000
                                                    ------------        ------------
                                                    $ 35,926,000        $ 36,714,000
                                                    ============        ============

Notes payable                                       $    573,000        $    576,000
Partner advances and accrued interest payable         52,215,000          50,220,000
Accounts payable and accrued expenses                  1,207,000           1,292,000
Partners' deficit                                    (18,069,000)        (15,374,000)
                                                    ------------        ------------
                                                    $ 35,926,000        $ 36,714,000
                                                    ============        ============

         Summary results of operations for the Venture are as follows:

                                   Three Months Ended                      Six Months Ended
                                      December 31,                           December 31,
                                 1996               1995                1996              1995
                              -----------        -----------        -----------        -----------
                              (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Net sales                     $    75,000        $   175,000        $   375,000        $   256,000
                              -----------        -----------        -----------        -----------
Cost of sales                          --            105,000            202,000            105,000
Selling, general and
   administrative costs           510,000            618,000          1,125,000          1,200,000
Interest - net                    891,000            869,000          1,743,000          1,734,000
                              -----------        -----------        -----------        -----------
   Total costs                  1,401,000          1,592,000          3,070,000          3,039,000
                              -----------        -----------        -----------        -----------

Net loss                      $(1,326,000)       $(1,417,000)       $(2,695,000)       $(2,783,000)
                              ===========        ===========        ===========        ===========

         The Corporation's 50% share of the Venture's results were losses of $663,000 and $708,000 for the three months ended December 31, 1996 and 1995, respectively, and $1,348,000 and $1,391,000 for the six months ended December 31, 1996 and 1995, respectively, and have been included in "Equity in loss of Kohala Joint Venture" in the accompanying consolidated statements of earnings. The Corporation's partner in the Venture is Oxford Kohala, Inc. (the Partner), a wholly owned subsidiary of Oxford First Corporation (Oxford First). Under the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement), the partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the land. The Corporation's total advances (including accrued interest) at December 31, 1996 were $26,107,000.

         On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer certain amounts to the Partner. The amounts so authorized were not sufficient to allow the Partner to make its full share of required advances. The Corporation opted to make additional advances (the Additional Advances) to cover the Partner's funding deficiency. During November 1995, the Partner resumed making advances, and in January 1996, the Partner repaid to the Corporation the entire amount of Additional Advances of $702,000 together with $37,000 of interest thereon. The Partner made its share of required advances to the Venture during calendar year 1996. In addition, pursuant to an amended reorganization plan which was approved by the Bankruptcy Court on September 7, 1995, Oxford First is permitted to transfer funds to the Partner in an aggregate amount not to exceed $750,000 in calendar year 1997. The Corporation, at present, is unable to determine whether such permitted transfers will be sufficient in order for the Partner to make its share of future advances to the Venture or whether Oxford First will receive permission from the Bankruptcy Court to transfer additional funds to the Partner, if required. Should the Partner be unable to make its share of future advances to the Venture, the Corporation has the option to make further advances on behalf of the Partner (subject to its rights of reimbursement) necessary up to the limits set forth in its Revolving Credit Agreement with a group of banks. The Partner did not file for reorganization under Chapter 11 of the Bankruptcy Code. During the six months ended December 31, 1996, the Corporation advanced $74,000 to the Venture.

4. On June 3, 1996, the Corporation called for redemption on July 22, 1996, $15,825,000 aggregate principal amount of the Debentures. On July 22, 1996, $2,166,000 of the Debentures were redeemed, with the $13,659,000 balance having been converted into shares of the Corporation's common stock on or prior to such redemption date. In addition, on August 5, 1996, the balance of outstanding Debentures were called for redemption on September 4, 1996. On September 4,
         1996, $242,000 of the Debentures were redeemed, with the $12,520,000 balance having been converted into shares of the Corporation's common stock on or prior to such redemption date. At September 5, 1996 no Debentures remained outstanding. Had the conversion of the Debentures occurred on July 1, 1996, the reported earnings per share, primary, for the six months ended December 31, 1996, would have decreased $.04 to $1.21.

         In connection with the conversion of the Debentures, during the six months ended December 31, 1996, the Corporation issued 804,259 shares of its common stock. As a result, "Stockholders' equity" as shown in the accompanying consolidated balance sheets increased by $25,646,000.

5. In November 1996, the Board of Directors authorized the repurchase of up to 200,000 shares of the Corporation's common stock, and in January 1997, the Board of Directors authorized the repurchase of up to an additional 100,000 shares of the Corporation's common stock. Such purchases may be made from time to time in either open market or privately negotiated transactions. Prior to the November 1996 authorization, the Corporation still had authority to repurchase up to 35,700 shares from a previous authorization. In December 1996 the Corporation repurchased 91,300 shares in the open market for an aggregate purchase price of $3,356,000, and in January 1997, the Corporation repurchased 50,700 shares in the open market for an aggregate purchase price of $1,917,000.

6. Certain reclassifications of fiscal 1996 balances have been made to conform with the fiscal 1997 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Effective June 1, 1996, the Corporation consummated a transaction (the Transaction) in which a third party, Lufthansa Airport and Ground Services GmbH
(LAGS), acquired a 26% interest in the Corporation's aviation services business (the Aviation Business). As part of the Transaction, the Corporation transferred substantially all of the assets and liabilities of the Aviation Business to Hudson General LLC (Hudson LLC), a newly-formed limited liability company (see Notes 1 and 2). Effective June 1, 1996, the Corporation has accounted for its interest in Hudson LLC under the equity method of accounting. As a result, the Corporation's consolidated statements of earnings for the three and six months ended December 31, 1996 contain the operating results of the Aviation Business under the equity method of accounting. For the three and six months ended December 31, 1995, the Corporation's consolidated statements of earnings contain the operating results of the Aviation Business on a consolidated basis.

        The Corporation's revenues of $1.2 and $2.3 million for the three and six months ended December 31, 1996, respectively, reflect overhead fees and equipment rentals billed by the Corporation to Hudson LLC. Depreciation and amortization of $.2 and $.4 million for the three and six months ended December 31, 1996, respectively, primarily represent depreciation related to operating equipment leased to Hudson LLC by the Corporation. Selling, general and administrative expenses for the three and six months ended December 31, 1996 of $2.0 and $3.7 million, respectively, principally reflect administrative and related costs of the Corporation.

        The Corporation's 74% share of earnings from Hudson LLC for the three and six months ended December 31, 1996 was $3.1 and $4.7 million, respectively. (For an analysis of the results of the Aviation Business, see the table and related management's discussion which appear below.)

        The Corporation's 50% share of losses from its real estate joint venture in Hawaii (the Venture) for the three and six months ended December 31, 1996 approximated that of the corresponding periods of the previous year as sales of land parcels continued to be slow. As is usual for companies with land development operations, the contribution to future results from such operations will fluctuate depending upon land sales closed in each reported period.

         Interest income for the three and six months ended December 31, 1996 increased $.6 and $1.0 million, or 112.1% and 92.4%, respectively, compared with the corresponding period of the prior year. The increase primarily reflects interest income associated with: (i) the subordinated note receivable from Hudson LLC related to conversion of the 7% convertible subordinated debentures (the Debentures) into shares of the Corporation's common stock (see Note 2);
(ii) advances made by the Corporation to Hudson LLC; and (iii) higher excess cash balances.

         Interest expense for the three and six months ended December 31, 1995 was attributable to the Debentures (see Notes 2 and 4).

         The Corporation's provision for income taxes for the three and six months ended December 31, 1996 decreased $.7 million compared with the corresponding periods of the previous year. Included in the Corporation's provision for income taxes for the three and six months ended December 31, 1996 is a lower provision associated with decreased pre-tax earnings in the U.S., and the absence in the current year periods of a provision for foreign income taxes. As a result of the Transaction, the Corporation is no longer required to provide for or reflect foreign income taxes in its consolidated financial statements. Therefore, the effective tax rate for the three and six months ended December 31, 1996 decreased compared with the corresponding periods of the prior year as foreign income taxes, which are provided for at a higher effective tax rate than in the U.S., are reflected on the financial statements of Hudson LLC.

         The following table and related management's discussion are intended to provide a presentation and analysis of results of the Aviation Business for the three and six months ended December 31, 1996 and 1995 on a comparable basis.

                                             Three Months Ended          Six Months Ended
                                                 December 31,                December 31,
                                              1996         1995           1996         1995
                                            -------       -------       -------       -------
                                                              (in thousands)
Revenues                                    $41,380       $40,949       $77,759       $74,984
                                            -------       -------       -------       -------
Costs and expenses:

  Operating                                  32,213        30,537        61,275        57,667

  Depreciation and amortization               1,888         1,918         3,564         3,540

  Selling, general and administrative         3,258         2,808         6,367         5,657
                                            -------       -------       -------       -------
Total costs and expenses                     37,359        35,263        71,206        66,864
                                            -------       -------       -------       -------
Operating income                            $ 4,021       $ 5,686       $ 6,553       $ 8,120
                                            =======       =======       =======       =======

        Revenues for the three and six months ended December 31, 1996 increased $.4 and $2.8 million, or 1.0% and 3.7%, respectively, compared with the corresponding periods of the prior year. The increase reflects higher ground handling service revenues (net of lower sales of de-icing fluid in the U.S.) of $1.5 and $4.4 million, respectively, due primarily to expanded services to new and existing customers. Partially offsetting the revenue increase for the three and six months ended December 31, 1996 were lower: (i) ground transportation revenues of $.5 and $1.2 million, respectively, due primarily to the loss of contracts to operate information kiosks and airfield passenger transport vehicles; and (ii) snow removal revenues of $.7 million for both periods.

        Costs and expenses for the three and six months ended December 31, 1996 increased $2.1 and $4.3 million, or 5.9% and 6.5%, respectively, compared with the corresponding periods of the previous year. Operating costs for the three and six months ended December 31, 1996 increased $1.7 and $3.6 million, or 5.5% and 6.3%, respectively, compared with the corresponding periods of the previous year. The increase was attributable to higher labor and related costs associated with expanded ground handling operations. Partially offsetting the increase for the three and six months ended December 31, 1996 were lower costs related to:
(i) the loss of contracts to operate ground transportation information kiosks and airfield passenger transport vehicles; (ii) workers' compensation insurance as a result of the positive trend of related claims; and (iii) snow removal operations.

         Depreciation and amortization expenses for the three and six months ended December 31, 1996 were comparable with those of the corresponding periods of the previous year.

         Selling, general and administrative expenses for the three and six months ended December 31, 1996 increased $.5 and $.7 million, or 16.0% and 12.6%, respectively, compared with the corresponding periods of the previous year. The increases primarily reflect higher administrative and related costs.

         Operating income for the three and six months ended December 31, 1996 decreased $1.7 and $1.6 million compared with the corresponding periods of the previous year due primarily to decreased results associated with:

(i) lower sales of de-icing fluid in the U.S.; (ii) snow removal operations; and (iii) higher selling, general and administrative expenses as described above. In addition, reduced ground handling margins in Canada caused mainly by increased labor costs associated with scheduling changes by our airline customers contributed to the decrease in operating results. Partially offsetting the decreases were improved results from domestic ground handling operations and lower workers' compensation insurance costs.

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

        The state of the North American aviation industry has resulted in increased competitive pressures on the pricing of aviation services and in the exploration of alliances between major commercial airline carriers. While these factors may have an adverse effect on the Corporation, several airlines have been outsourcing services to independent aviation service companies. This trend, as well as the Open Skies Agreement between the United States and Canada, which provides increased access for airlines to fly between these bordering countries, has provided additional opportunities for Hudson LLC. The Corporation is unable, at this time, to evaluate the full impact of these factors.

Liquidity and Capital Expenditures and Commitments

        The Corporation's recurring sources of liquidity are funds provided from Hudson LLC and bank lines of credit. As a result of the Transaction, Hudson LLC will pay to the Corporation an overhead fee equal to the sum of 3% of Hudson LLC's consolidated domestic revenues and 1% of Hudson LLC's consolidated Canadian revenues. It is anticipated that approximately $3.0 million of the Corporation's overhead will not be allocated to Hudson LLC on an annual basis. In addition, the Corporation is expected to receive distributions from Hudson LLC annually in an amount substantially equal to 50% of domestic and 10% of Canadian pre-tax earnings from the Aviation Business, as defined, multiplied by the Corporation's respective equity interest in Hudson LLC (presently 74%). Furthermore, as a result of the conversion of Debentures into shares of the Corporation's common stock, Hudson LLC is, on a subordinated basis (as defined), indebted to the Corporation. During the six months ended December 31, 1996, Hudson LLC repaid $21.3 million of such debt to the Corporation. Hudson LLC is obligated to repay the remaining balance of $5.1 million to the Corporation as follows: (i) $.5 million on July 15, 1997; and (ii) $1.5 million on July 15, 1998 and on each July 15th thereafter until the entire principal balance is satisfied. In addition, as a result of the Transaction, the Corporation received certain trade receivables and has made advances to Hudson LLC. The balance of such advances (which Hudson LLC is obligated to repay to the Corporation on demand) totaled $7.8 million as of December 31, 1996.

        Pursuant to a Revolving Credit Agreement (the Credit Agreement) with a group of banks dated June 1, 1996, the Corporation may borrow funds (including outstanding letters of credit) up to a limit of $6.0 million until June 30, 1999 at which time the Credit Agreement terminates. There were no direct borrowings or letters of credit outstanding at December 31, 1996.

        During the six months ended December 31, 1996, net cash used by operating activities was $2.7 million due mainly to: (i) payments of accrued expenses; and (ii) equity in earnings of Hudson LLC which were not distributed to the Corporation. During the six months ended December 31, 1995, net cash provided by operating activities was $5.3 million. Net cash provided by investing activities was $20.5 million for the six months ended December 31, 1996 due mainly to Hudson LLC's partial repayment of the outstanding balance of its subordinated debt to the Corporation. Capital expenditures net of proceeds from the sale of property and equipment were $51,000 and $6.3 million during the six months ended December 31, 1996 and 1995, respectively. In the 1995 period, the majority of capital expenditures were made in respect of the Aviation Business and as such are now made by Hudson LLC. Cash and cash equivalents were $27.2 and $12.7 million at December 31, 1996 and June 30, 1996, respectively. The increase in cash and cash equivalents primarily reflects the repayment to the Corporation of $21.3 million from Hudson LLC as noted above.

        In November 1996, the Board of Directors authorized the repurchase of up to 200,000 shares of the Corporation's common stock, and in January 1997, the Board of Directors authorized the repurchase of up to an additional 100,000 shares of the Corporation's common stock. Such purchases may be made from time to time in either open market or privately negotiated transactions. Prior to the November 1996 authorization, the Corporation still had authority to repurchase up to 35,700 shares from a previous authorization. In December 1996 the Corporation repurchased 91,300 shares in the open market for an aggregate purchase price of $3.4 million, and in January 1997, the Corporation repurchased 50,700 shares in the open market for an aggregate purchase price of $1.9 million.

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

        At December 31, 1996, the Venture had commitments (in addition to the commitments noted above) aggregating $3.2 million for project expenditures. Included in this amount is $1.7 million for the construction of water well equipment and a reservoir by June 30, 1999. It is currently expected that approximately $.6 million of funds for the Venture's other commitments will be expended during fiscal 1997.

        The Partner is a subsidiary of Oxford First Corporation (Oxford First). On October 13, 1994, Oxford First filed for reorganization under Chapter 11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, Oxford First (through its subsidiary, The Oxford Finance Companies, Inc.) was permitted to transfer certain amounts to the Partner. The amounts so authorized were not sufficient to allow the Partner to make its full share of required advances. The Corporation opted to make additional advances (the Additional Advances) to cover the Partner's funding deficiency. During November 1995, the Partner resumed making advances, and in January 1996, the Partner repaid to the Corporation the entire amount of the Additional Advances of $.7 million together with interest thereon. The Partner made its share of required advances to the Venture during calendar year 1996. In addition, pursuant to an amended reorganization plan which was approved by the Bankruptcy Court on September 7, 1995, Oxford First is permitted to transfer funds to the Partner in an aggregate amount not to exceed $750,000 in calendar year 1997. The Corporation, at present, is unable to determine whether such permitted transfers will be sufficient in order for the Partner to make its share of future advances to the Venture or whether Oxford First will receive permission from the Bankruptcy Court to transfer additional funds to the Partner, if required. Should the Partner be unable to make its share of future advances to the Venture, the Corporation has the option to make further advances on behalf of the Partner (subject to its right of reimbursement) necessary up to the limits set forth in the Credit Agreement. The Partner did not file for reorganization under Chapter 11 of the Bankruptcy Code. During the six months ended December 31, 1996, the Corporation advanced $74,000 to the Venture.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Corporation, held on November 15, 1996, the only matter voted upon was the election of directors. Effective at the Annual Meeting, the number of directors was increased from six to eight. All six incumbent directors of the Corporation were re-elected. Elected as new directors were Paul R. Pollack and Michael Rubin, who were included as management nominees in the Proxy Statement for the Annual Meeting. The voting was as follows:

                                                             Shares for Which
Name of Nominee               Shares Voted For              Authority Withheld
---------------               ----------------              ------------------
Milton H. Dresner                  1,106,930                      108,751
Jay B. Langner                     1,106,930                      108,751
Paul R. Pollack                    1,106,930                      108,751
Edward J. Rosenthal                1,106,930                      108,751
Michael Rubin                      1,106,830                      108,851
Hans H. Sammer                     1,106,808                      108,873
Richard D. Segal                   1,106,930                      108,751
Stanley S. Shuman                  1,106,585                      109,096

There were no abstentions or broker nonvotes.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              10.10(c) First Amendment to the Unit Purchase and Option
                       Agreement dated February 27, 1996 between the Registrant and Lufthansa Airport and Ground Services GmbH, a German corporation, dated as of December 12, 1996.

              10.10(d) Third Amendment to the Limited Liability Company
                       Agreement dated May 31, 1996, effective as of June 1, 1996, among the Registrant, LAGS (USA) Inc. and Hudson General LLC dated as of December 12, 1996.

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

Date:  February 10, 1997

                                                  /s/ JAY B. LANGNER
                                                  -----------------------------
                                                      Jay B. Langner
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                                  /s/ MICHAEL RUBIN
                                                  -----------------------------
                                                      Michael Rubin
                                                      President and Principal
                                                      Financial Officer

                    HUDSON GENERAL CORPORATION & SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
No.                                 Exhibit                           Page No.
------------------------------------------------------------------------------

10.10(c)          First Amendment to the Unit Purchase
                  and Option Agreement dated February 27,
                  1996 between the Registrant and
                  Lufthansa Airport and Ground Services
                  GmbH, a German corporation, dated as of
                  December 12, 1996                                   21 - 23

10.10(d)          Third Amendment to the Limited Liability
                  Company Agreement dated May 31, 1996,
                  effective as of June 1, 1996, among the
                  Registrant, LAGS (USA) Inc. and Hudson
                  General LLC dated as of December 12, 1996           24 - 26

11                Computations of Earnings Per Share
                  Information, Primary and Fully Diluted -
                  Net Earnings                                        27 - 29

27                Financial Data Schedule                             30 - 31