Form 10-K405
period 1997-06-30
HUDSON GENERAL CORP
filed 1997-09-12
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

                                       OR



          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



For the transition period from                  to



Commission file number 1-5896



                           HUDSON GENERAL CORPORATION

             (Exact Name of Registrant as specified in its charter)


          Delaware                                         13-1947395

(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)



      111 Great Neck Road, Great Neck, N.Y.                         11021
     (Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code             (5l6) 487-8610



Securities registered pursuant to Section 12(b) of the Act:



                                                     Name of each exchange on
         Title of each class                             which registered

         Common Stock, $1 par value                American Stock Exchange, Inc.



Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                (Title of Class)



Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of Registrant based on the closing price on July 31, 1997 was $57,033,559.

The number of shares outstanding (net of treasury stock) of the Registrant's common stock as of July 31, 1997 was 1,735,849 shares.

Specific portions of the following documents are incorporated herein by reference in the parts hereof indicated, and only such specific portions are to be deemed filed as part of this report:

                  Document                                        Part
                  --------                                        ----
1997 Proxy Statement of Registrant (to be filed with the           III
Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year)

Registrant's 1997 Annual Report to Shareholders              I, II, IV

PART I

ITEM 1.           BUSINESS

                  General Development of Business

                  Hudson General Corporation (the "Corporation" or "Registrant") was organized in Delaware in 1961. Effective June 1, 1996, pursuant to the terms of a Unit Purchase and Option Agreement dated February 27, 1996 (the Purchase Agreement) between the Corporation and Lufthansa Airport and Ground Services GmbH (LAGS), a German corporation and an indirect wholly-owned subsidiary of Deutsche Lufthansa AG, the Corporation transferred substantially all of the assets and liabilities of its aviation services business (the Aviation Business) to Hudson General LLC (Hudson LLC), a newly formed limited liability company. In exchange for the transfer of such assets and liabilities and the assumption by Hudson LLC, as co-obligor with the Corporation, of all of the Corporation's 7% convertible subordinated debentures, the Corporation received a 74% interest in Hudson LLC. In addition, Hudson LLC sold LAGS a 26% interest in Hudson LLC, for a purchase price of $23,686,000 in cash (after certain adjustments), of which $15,848,000 was paid at the closing, and deferred payments of $2,650,000 and $5,188,000 plus interest thereon were made, respectively, in September 1996 and December 1996. The Purchase Agreement also provided for the grant to LAGS of an option (the LAGS Option), exercisable on October 1 of each year from 1996 through 2000, effective as of the preceding July 1, pursuant to which LAGS may increase its equity ownership in Hudson LLC from 26% to a maximum of 49%, for a price based on a formula related to the average earnings of the Aviation Business over the four fiscal years preceding the exercise of the option, subject to certain minimum and maximum amounts. Effective December 1996, the Purchase Agreement was amended so that the LAGS Option now expires on October 1, 1999.

                  Hudson LLC is principally engaged in providing a broad range of services to the aviation industry. The services, which are conducted by Hudson LLC and its subsidiaries, include aircraft ground handling; aircraft fueling; fuel management; ground transportation; snow removal; cargo warehousing; and sale, leasing and maintenance of airline ground support equipment. In addition to its interest in Hudson LLC, the Corporation is a 50% partner with Oxford First Corporation in a joint venture for the development and sale of land on the Island of Hawaii (see Note 3 to Item 14(a)(1) Financial Statements).

Narrative Description of Business

                  Hudson LLC's snow removal and aircraft de-icing services are seasonal in nature. The majority of the results of these operations are normally reflected in the second and third quarters of the Corporation's fiscal year, and fluctuate depending upon the severity of the winter season. Additional information required to be provided under this item is incorporated by reference from pages 3-8 of the Registrant's 1997 Annual Report to Shareholders.

General Information

                  The Corporation does not spend a material amount for research and development activities.

                  During the years ended June 30, 1996 and 1995, sources of the Corporation's revenues which exceeded 10% of consolidated revenues in any year were: aircraft ground handling services (including de-icing) $85,948,000 and $74,334,000; aircraft fueling services (including fixed base operations) $23,701,000 and $22,923,000; ground transportation services $21,108,000 and $23,802,000; and snow removal services $17,487,000 and $3,706,000, respectively. (Note: In fiscal 1996, revenues are for the eleven months ended May 31, 1996. Foreign revenues included above are translated at the average rates of exchange in their respective fiscal years.)

                  No customer of the Corporation accounted for more than 10% of consolidated revenues during fiscal 1997.

                  Hudson LLC's services are generally subject to competitive bidding, and Hudson LLC competes principally with airlines and other aviation services companies, some of which are larger and have resources greater than Hudson LLC. The major bases of competition are the prices at which services are offered and the quality and efficiency in the performance of services.

                  The compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment did not have a material effect upon the Corporation's or Hudson LLC's capital expenditures or results of operations for fiscal 1997 and 1996, or competitive position. However, the federal government and many state and local governments have enacted or proposed legislation and regulations with respect to storage facilities for fuel, petroleum-based products and chemicals, the disposal of hazardous waste materials, storm water discharges, and financial responsibility for possible liability exposures relating to fuel storage facilities. Compliance with such legislation and regulations has resulted in expenditures by the Corporation and Hudson LLC, including expenditures for the testing, decommissioning and/or replacement of certain of its fuel and de-icing fluid storage facilities, and the cleanup of fuel spills. The Corporation was and Hudson LLC is presently engaged in several such decommissioning and cleanup projects, and it is anticipated that additional such expenditures, the amount of which is presently not expected to be material, will be required.

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

                  The Corporation and Hudson LLC employ approximately 40 and 4,300 persons, respectively.

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

                  Hudson LLC leases office, warehouse, hangar and maintenance shop space as well as fuel storage facilities at various airport locations in the United States and Canada. These leases expire at various dates through 2009 and contain various renewal options through 2020. A portion of this leased space has been sublet to non-affiliated sublessees. The properties owned and leased by Hudson LLC are suitable and adequate to conduct its business.

                  For information relating to the Corporation's interest in land in Hawaii, see Note 3 to Item 14(a)(1) Financial Statements and page 8 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 3.           LEGAL PROCEEDINGS

                  In 1988, Texaco Canada Inc. (Texaco) (now known as McColl-Frontenac Inc.) instituted a lawsuit (the Texaco Lawsuit) in the Supreme Court of Ontario, Canada against the Corporation, the Corporation's Canadian subsidiary (now owned by Hudson LLC) and Petro-Canada Inc. (the corporation which supplied aviation fuel for the Corporation's Canadian fixed base operations). The Texaco Lawsuit's allegations, as amended, are that the defendants interfered with contractual and fiduciary relations, conspired to injure, and induced the breach of a fuel supply agreement between Texaco and Innotech Aviation Limited (Innotech) in connection with the purchase by the Corporation from Innotech in 1984 of certain assets of Innotech's airport ground services business. The Texaco Lawsuit seeks compensatory and punitive damages totaling $110,000,000 (Canadian) (approximately $80,000,000 (U.S.)) plus all profits earned by the defendants subsequent to the alleged breach. The trial, which began in May 1996, concluded after several adjournments on May 7, 1997, at which time the trial judge indicated that he intended to issue his decision on or about June 30, 1997. However, to date the judge has not yet rendered his decision.

                  Innotech (which due to a name change is now called Aerospace Realties (1986) Limited (Aerospace)) had agreed to defend and indemnify the Corporation against claims of whatever nature asserted in connection with, arising out of or resulting from the fuel supply agreement with Texaco. By a letter dated February 15, 1996, the Corporation was notified by Aerospace that Aerospace had entered into a liquidation phase and could no longer defray the cost of defending the Texaco Lawsuit or pay for any damages resulting therefrom.

                  The Corporation has agreed to indemnify and hold harmless Hudson LLC, LAGS and each affiliate of LAGS against all losses related to the Texaco Lawsuit. The Corporation's management believes, and counsel for the

Corporation has advised based on the facts as disclosed at trial, that the Corporation will successfully defend this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable

ADDITIONAL ITEM

                      EXECUTIVE OFFICERS OF THE CORPORATION

      Name              Age      Position with Corporation
      ----              ---      -------------------------
Jay B. Langner          67       Chairman of the Board, Chief Executive Officer and
                                 Director

Michael Rubin           50       President and Director

Paul R. Pollack         55       Executive Vice President, Chief Operating Officer
                                 and Director

Fernando DiBenedetto    48       Senior Vice President - Operations

Raymond J. Rieder       47       Senior Vice President and Chief Marketing
                                 Officer

Barry I. Regenstein     40       Vice President, Chief Financial Officer and
                                 Controller

Noah E. Rockowitz       48       Vice President, Secretary and General Counsel

           No family relationships exist among the executive officers of the Corporation. Each of the executive officers holds office at the pleasure of the Board of Directors, except as noted below.

           Mr. Langner has served as a Director of the Corporation since 1961 and as Chairman since 1977. He served as President from 1989 until September 1996, and previously served in such capacity from 1961 until 1979. The Corporation has an employment contract with Mr. Langner pursuant to which Mr. Langner has agreed to render services to the Corporation as Chairman and Chief Executive Officer for a period ending January 31, 2001.

           Mr. Rubin was elected as a Director of the Corporation in November 1996. Mr. Rubin has served as President of the Corporation since September 1996 and prior to such time served as Executive Vice President and Chief Financial Officer of the Corporation since 1990. He has been Treasurer of the Corporation since 1983. Previously, Mr. Rubin had been Vice President-Finance since 1985. He has been employed in various capacities with the Corporation since 1971. Mr. Rubin is a Certified Public Accountant.

           Mr. Pollack was elected as a Director of the Corporation in November 1996. Mr. Pollack has served as Executive Vice President and Chief Operating Officer of the Corporation since 1990, and prior thereto as Senior Vice President since 1984. He has served as President of Hudson LLC since
September 1996. He has been employed in various capacities with the Corporation, including as a divisional officer, since 1968. Mr. Pollack is a Certified Public Accountant.

           Mr. DiBenedetto has served as Senior Vice President-Operations since 1994. Prior thereto he was Vice President-Operations since 1984. He has been employed in various capacities with the Corporation, including as a divisional officer, since 1970.

           Mr. Rieder has served as Senior Vice President and Chief Marketing Officer of the Corporation since 1990, and prior thereto as Vice President-Marketing since 1984. Mr. Rieder has served as Executive Vice President of Hudson LLC since September 1996. He has been employed in various capacities with the Corporation, including as a divisional officer, since 1967.

           Mr. Regenstein was elected Chief Financial Officer of the Corporation in July 1997 and has served as the Corporation's Controller since 1987 and as a Vice President since 1994. He has been employed in various capacities with the Corporation since 1982. Mr. Regenstein is a Certified Public Accountant.

           Mr. Rockowitz has served as Vice President-General Counsel since 1985 and as Secretary since 1986. Prior to joining the Corporation in 1985, he had been Corporate Secretary and Assistant General Counsel of Belco Petroleum Corporation since 1978.

           The Corporation has employment contracts with Messrs. Rubin, Pollack and Rieder which currently extend until December 31, 1998 and are subject to extension for additional three year periods unless on or before the September 30th preceding any then-existing expiration date, the Corporation notifies the executive that it elects not to so extend the term. The Corporation also has employment contracts with Messrs. DiBenedetto, Regenstein and Rockowitz which currently extend until December 31, 1997 and are subject to extension for additional two year periods unless on or before the September 30th preceding any then-existing expiration date, the Corporation notifies the executive that it elects not to so extend the term.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS

                The information required to be provided under Part II, Item 5(a) and (c) is incorporated by reference from page 13 of the Registrant's 1997 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data". At June 30, 1997, there were 197 holders of record of the Corporation's common stock.

                The Corporation's Revolving Credit Agreement, as amended (Credit Agreement), permits the payment of dividends (see Note 7 to Item 14(a)(1) Financial Statements) and the purchase, redemption or retirement by the Corporation of its stock so long as certain financial covenants are maintained.

                In fiscal 1997, the Board of Directors authorized the repurchase of up to 400,000 shares of the Corporation's common stock, which purchases could be made from time to time in either open market or privately negotiated transactions. Prior to the fiscal 1997 authorizations, the Corporation still had the authority to purchase up to 35,700 shares from a previous authorization. During fiscal 1997, the Corporation repurchased 243,000 shares in the open market for an aggregate purchase price of $9,152,000.

ITEM 6.         SELECTED FINANCIAL DATA

                The information required to be provided under Part II, Item 6 is incorporated by reference from page 13 of the Registrant's 1997 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The information required to be provided under Part II, Item 7 is incorporated by reference from pages 9-12 of the Registrant's 1997 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The consolidated financial statements and the required financial statement schedule of the Corporation and the independent auditors' reports thereon of KPMG Peat Marwick LLP, independent auditors, for the Corporation's fiscal years ended June 30, 1997, 1996 and 1995 are filed pursuant to Items 14(a)(1) and (2) of this Report. The financial statements and the required financial statement schedule of Hudson LLC and the independent auditors' report thereon of KPMG Peat Marwick LLP, independent auditors, for the fiscal year ended June 30, 1997 and the month ended June 30, 1996 and the financial statements and the required financial statement schedule of the Venture and the independent auditors' report thereon of KPMG Peat Marwick LLP, independent auditors, for the fiscal years ended June 30, 1997, 1996 and 1995, are filed pursuant to Item 14(d) of this Report. All such financial statements and financial statement schedules are included herein, except for the consolidated financial statements of the Corporation which are incorporated herein by reference.

                Selected quarterly financial data of the Registrant for the fiscal years ended June 30, 1997 and 1996 appears in Note 13 to Item 14(a)(1) Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not Applicable

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The information required to be provided under Part III, Item 10, relative to Directors of the Registrant is incorporated by reference from the Registrant's 1997 definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A no later than 120 days after the close of its fiscal year and, relative to executive officers, to Part I of this report under the caption "Executive Officers of the Corporation".

ITEM 11.        EXECUTIVE COMPENSATION

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information required to be provided under Part III, Items 11, 12 and 13 is incorporated by reference from the Registrant's 1997 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)
FINANCIAL STATEMENTS OF THE REGISTRANT, all of which are incorporated herein by reference to the Registrant's 1997 Annual Report to Shareholders.

Independent Auditors' Report of KPMG Peat Marwick LLP, independent auditors, appearing on page 24 of the 1997 Annual Report to Shareholders.

Consolidated Balance Sheets of Hudson General Corporation and Subsidiaries at June 30, 1997 and 1996, appearing on page 15 of the 1997 Annual Report to Shareholders.

Consolidated Statements of Earnings of Hudson General Corporation and Subsidiaries for the Years Ended June 30, 1997, 1996 and 1995, appearing on page 14 of the 1997 Annual Report to Shareholders.

Consolidated Statements of Cash Flows of Hudson General Corporation and Subsidiaries for the Years Ended June 30, 1997, 1996 and 1995, appearing on page 17 of the 1997 Annual Report to Shareholders.

Consolidated Statements of Stockholders' Equity of Hudson General Corporation and Subsidiaries for the Years Ended June 30, 1997, 1996 and 1995, appearing on page 16 of the 1997 Annual Report to Shareholders.

Notes to Consolidated Financial Statements appearing on pages 18-24 of the 1997 Annual Report to Shareholders.

                                                                                Location
                                                                                in 10-K
                                                                                --------
(a)(2)

FINANCIAL STATEMENT SCHEDULE OF THE REGISTRANT FOR THE YEARS ENDED
JUNE 30, 1997, 1996 AND 1995

Independent Auditors' Report of KPMG Peat Marwick LLP on Financial                  F1
Statement Schedule

II - Valuation and Qualifying Accounts                                              F2


FINANCIAL STATEMENTS OF HUDSON GENERAL LLC AND SUBSIDIARIES:

Independent Auditors' Report of KPMG Peat Marwick LLP.                              F4

Consolidated Balance Sheets of Hudson General LLC and Subsidiaries at               F6
June 30, 1997 and 1996.

Consolidated Statements of Earnings of Hudson General LLC and                       F5
Subsidiaries for the Year Ended June 30, 1997 and the Period June 1,
1996 (Inception) to June 30, 1996.

Consolidated Statements of Members' Equity of Hudson General LLC and                F7
Subsidiaries for the Year Ended June 30, 1997 and the Period June 1,
1996 (Inception) to June 30, 1996.

Consolidated Statements of Cash Flows of Hudson General LLC and                     F8

                                                                                Location
                                                                                in 10-K
                                                                                --------
Subsidiaries for the Year Ended June 30, 1997 and the Period June 1,
1996 (Inception) to June 30, 1996.

Notes to Consolidated Financial Statements.                                         F9-F17

FINANCIAL STATEMENT SCHEDULE OF HUDSON GENERAL LLC AND
SUBSIDIARIES FOR THE YEAR ENDED JUNE 30, 1997 AND THE
PERIOD JUNE 1, 1996 (INCEPTION) TO JUNE 30, 1996:

II - Valuation and Qualifying Accounts                                               F18

FINANCIAL STATEMENTS OF KOHALA JOINT VENTURE AND SUBSIDIARY:

Independent Auditors' Report of KPMG Peat Marwick LLP.                               F20

Consolidated Balance Sheets of Kohala Joint Venture and Subsidiary at                F21
June 30, 1997 and 1996.

Consolidated Statements of Operations and Partners' Deficit of Kohala                F22
Joint Venture and Subsidiary for the Years Ended June 30, 1997, 1996
and 1995.

Consolidated Statements of Cash Flows of Kohala Joint Venture and                    F23
Subsidiary for the Years Ended June 30, 1997, 1996 and 1995.

Notes to Consolidated Financial Statements.                                        F24-F31

FINANCIAL STATEMENT SCHEDULE OF KOHALA JOINT VENTURE AND
SUBSIDIARY FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995:

II - Valuation and Qualifying Accounts                                               F32

Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required therein is set forth in all material respects in the financial statements, including the notes thereto.

(a)(3)                     Exhibits
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

           4.4(c)       Second Amendment to the Revolving Credit Agreement dated as of
                        November 25, 1992, among Hudson General Aviation Services Inc.,
                        ABN Amro Bank Canada and The Chase Manhattan Bank of Canada individually and as successor agent, dated as of June 1, 1996, filed as Exhibit 4.4(c)
                        to Annual Report on Form 10-K for the fiscal year ended June 30, 1996, incorporated herein by reference.

           4.4(d)       Revolving Credit Agreement dated as of June 1, 1996 among Hudson General
                        Corporation and The First National Bank of Boston, European American Bank,
                        The Chase Manhattan Bank, N.A. and The First National Bank of Boston, as
                        agent, filed as Exhibit 4.4(d) to Annual Report on Form 10-K for the fiscal year ended June 30, 1996, incorporated herein by reference.

           4.4(e)       Amended and Restated Revolving Credit Agreement dated as of
                        November 25, 1992 among Hudson General Corporation, Hudson
                        General LLC and The First National Bank of Boston, European
                        American Bank, The Chase Manhattan Bank, N.A. and The First
                        National Bank of Boston, as agent, as amended and restated as of
                        June 1, 1996, filed as Exhibit 4.4(e) to Annual Report on Form
                        10-K for the fiscal year ended June 30, 1996, incorporated herein by reference.

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

           10.1(b)      Amended and Restated Joint Venture Agreement dated April 29, 1981 between Hudson Kohala Inc. and The Hilton Head Company of Hawaii,

        EXHIBIT
           NO.                           EXHIBIT DESCRIPTION
        -------                          -------------------
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

        EXHIBIT
           NO.                           EXHIBIT DESCRIPTION
        -------                          -------------------
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

        EXHIBIT
           NO.                           EXHIBIT DESCRIPTION
        -------                          -------------------
           10.6(a)*     Form of Employment Agreement, dated February 8, 1990, between the
                        Registrant and Michael Rubin, filed as Exhibit 10.7(a) to Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1990, incorporated herein by reference.

           10.6(b)*     Amendment effective January 23, 1996, amending the Form of
                        Employment Agreement between the Registrant and Michael Rubin, dated February 8, 1990, filed as Exhibit 10.7(c) to Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1996,
                        incorporated herein by reference.

           10.6(c)*     Amended schedule of executive officers entitled to benefits of
                        Employment Agreements, filed as Exhibit 10.7(d) to Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1996,
                        incorporated herein by reference.

           10.7*        Description of Executive Incentive Program adopted by the
                        Compensation Committee of the Board of Directors on December 1,
                        1993, as amended on May 17, 1996, filed as Exhibit 10.9 to Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1996, incorporated herein by reference.

           10.8(a)      Unit Purchase and Option Agreement, dated February 27, 1996 between the Registrant and Lufthansa Airport and Ground Services
                        GmbH, a German corporation, filed as Exhibit 99.1 to Form 8-K dated March 6, 1996, incorporated herein by reference.

           10.8(b)      Limited Liability Company Agreement dated May 31, 1996, effective as of June 1, 1996, among the Registrant, LAGS (USA) Inc. and
                        Hudson General LLC, filed as Exhibit 99.3 to Form 8-K dated May
                        31, 1996, incorporated herein by reference.

           10.8(c)      First Amendment to the Unit Purchase and Option Agreement dated
                        February 27, 1996 between the Registrant and Lufthansa Airport and
                        Ground Services GmbH, a German corporation, dated as of December
                        12, 1996, filed as Exhibit 10.10(c) to Quarterly Report on Form
                        10-Q for the quarter ended December 31, 1996, incorporated herein by reference.

           10.8(d)      Third Amendment to the Limited Liability Company Agreement dated
                        May 31, 1996, effective as of June 1, 1996, among the Registrant,
                        LAGS (USA) Inc. and Hudson General LLC dated as of December 12,
                        1996, filed as Exhibit 10.10(d) to Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, incorporated herein by reference.

           11           Computation of Earnings Per Share Information - primary and fully diluted.

           13           The Registrant's 1997 Annual Report to Shareholders, which report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed to be filed as part of this filing.

           21           Subsidiaries of the Registrant.

           23           Consent of KPMG Peat Marwick LLP, the Corporation's independent auditors, to the incorporation by reference into the

        EXHIBIT
           NO.                           EXHIBIT DESCRIPTION
        -------                          -------------------
                  Corporation's Registration Statement on Form S-8, as amended,
                  Registration No. 2-75137.

         (b) No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

         (c)      Reference is made to Item 14(a)(3) above.

         (d)      Reference is made to Item 14(a)(2) above.


         * Denotes management contract for compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned Chief Executive Officer, President and Chief Financial Officer/Controller, thereunto duly authorized on the 11th day of September

1997.

HUDSON GENERAL CORPORATION

        /s/    Signature                         Title
               ---------                         -----

        /s/    Jay B. Langner            Chairman of the Board, and
               --------------            Chief Executive Officer
               Jay B. Langner

        /s/    Michael Rubin             President
               --------------
               Michael Rubin

        /s/    Barry I. Regenstein       Chief Financial Officer and Controller
               -------------------
               Barry I. Regenstein

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities as Directors on the 11th day of September 1997.

        /s/      Jay B. Langner             /s/     Michael Rubin
                 --------------                     -------------
                 Jay B. Langner                     Michael Rubin

        /s/      Milton H. Dresner          /s/     Hans H. Sammer
                 -----------------                  --------------
                 Milton H. Dresner                  Hans H. Sammer

        /s/      Paul R. Pollack            /s/     Richard D. Segal
                 ---------------                    ----------------
                 Paul R. Pollack                    Richard D. Segal

        /s/      Edward J. Rosenthal        /s/     Stanley S. Shuman
                 -------------------                -----------------
                 Edward J. Rosenthal                Stanley S. Shuman

                          Independent Auditors' Report

The Board of Directors and Stockholders
Hudson General Corporation:

Under date of August 15, 1997, we reported on the consolidated balance sheets of Hudson General Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997, as contained in the fiscal 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                             KPMG PEAT MARWICK LLP

Jericho, New York
August 15, 1997

SCHEDULE II

HUDSON GENERAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 1997, 1996 and 1995

                      COLUMN A           COLUMN B                                  COLUMN C              COLUMN D        COLUMN E

                                                                       ..........ADDITIONS.........

                                        BALANCE AT             CHARGED TO        CHARGED TO             DEDUCTIONS      BALANCE AT
                                        BEGINNING               COSTS AND          OTHER                   FROM             END
                     DESCRIPTION         OF YEAR                EXPENSES          ACCOUNTS               RESERVES         OF YEAR
------------------------------------------------------------------------------------------------------------------------------------
1997 - Allowance for doubtful
        accounts receivable...          $      ---           $     ---           $       ---            $     ---        $      ---
                                        ==========           =========           ===========            =========        ==========
1996 - Allowance for doubtful
        accounts receivable..           $1,579,000           $ 362,000           $(1,820,000)(B,C,D)    $ 121,000(A)     $      ---
                                        ==========           =========           ===========            =========        ==========

1995 - Allowance for doubtful
        accounts receivable...          $1,631,000           $ 178,000           $   (85,000)(B,C)      $ 145,000(A)     $1,579,000
                                        ==========           =========           ===========            =========        ==========


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

                             JUNE 30, 1997 AND 1996

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

INDEPENDENT AUDITORS' REPORT

The Board of Member Representatives
Hudson General LLC

We have audited the accompanying consolidated balance sheets of Hudson General LLC and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of earnings, members' equity and cash flows for the year ended June 30, 1997 and the period June 1 (inception) to June 30, 1996. We have also audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson General LLC and subsidiaries at June 30, 1997 and 1996 and the results of their operations and their cash flows for the year ended June 30, 1997 and the period June 1 (inception) to June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         KPMG PEAT MARWICK LLP

Jericho, New York
August 15, 1997

CONSOLIDATED STATEMENTS OF EARNINGS

Hudson General LLC and Subsidiaries
(in thousands)

                                                                  Period June 1
                                                  YEAR ENDED      (Inception) to
                                                   JUNE 30,           June 30,
                                                      1997              1996
                                                   ---------          --------
Revenues .................................         $ 167,729          $ 12,096
                                                   ---------          --------

Costs and expenses:

    Operating ............................           128,749             9,259
    Depreciation and amortization ........             7,510               673
    Selling, general & administrative ....            13,625             1,317
                                                   ---------          --------

       Total costs and expenses ..........           149,884            11,249
                                                   ---------          --------

Operating income .........................            17,845               847
Interest income ..........................             1,137               217
Interest expense .........................              (958)             (168)
                                                   ---------          --------
Earnings before provision for income taxes            18,024               896

Provision for income taxes ...............             2,085                41
                                                   ---------          --------

Net earnings .............................         $  15,939          $    855
                                                   =========          ========


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Hudson General LLC and Subsidiaries
(in thousands)

                                                                          June 30,
                                                                --------------------------
                                                                  1997              1996
                                                                --------          --------
Assets
Current assets:

   Cash and cash equivalents ..........................         $ 12,324          $ 19,269
   Accounts and notes receivable - net ................           15,289            18,055
   Inventory ..........................................            1,272             1,115
   Prepaid expenses and other assets ..................            1,439             1,202
                                                                --------          --------
         Total current assets .........................           30,324            39,641

Property, equipment and leasehold rights at cost,
   less accumulated depreciation and amortization .....           44,948            37,442
Long-term receivables - net ...........................            1,361             2,028
Deferred income taxes .................................              174               852
Excess cost over fair value of net assets acquired ....              713               761
                                                                --------          --------
                                                                $ 77,520          $ 80,724
                                                                ========          ========
Liabilities and Members' Equity
Current liabilities:

   Accounts payable ...................................         $ 18,528          $ 15,104
   Income taxes payable ...............................            1,280               350
   Accrued expenses and other liabilities .............           17,511            17,735
   Advances from Hudson General Corporation - net .....              361             7,233
                                                                --------          --------
         Total current liabilities ....................           37,680            40,422
                                                                --------          --------

Long-term debt, subordinated ..........................             --              28,751
Note payable to Hudson General Corporation ............            4,630              --
                                                                --------          --------
         Total noncurrent liabilities .................            4,630            28,751
                                                                --------          --------

Members' Equity:

   Contributed capital ................................           19,966            12,123
   Retained earnings ..................................           16,794               855
   Equity adjustments from foreign currency translation           (1,550)           (1,427)
                                                                --------          --------
         Total members' equity ........................           35,210            11,551
                                                                --------          --------
                                                                $ 77,520          $ 80,724
                                                                ========          ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY

Hudson General LLC and Subsidiaries

Year Ended June 30, 1997 and the Period June 1 (Inception) to June 30, 1996 (in thousands)

                                                                                                Equity
                                                                                            Adjustments from
                                                              Contributed       Retained    Foreign Currency     Members'
                                                                Capital         Earnings      Translation         Equity
                                                                -------         --------      -----------         ------
Balance, June 1, 1996 (Inception) .....................         $  --           $  --           $  --            $   --

    Equity contributions ..............................          12,123            --            (1,470)           10,653

    Equity adjustment from foreign currency translation            --              --                43                43

    Net earnings ......................................            --               855            --                 855
                                                               ----------------------------------------------------------

Balance, June 30, 1996 ................................          12,123             855          (1,427)           11,551

    Equity contributions ..............................           7,843            --              --               7,843

    Equity adjustment from foreign currency translation            --              --              (123)             (123)

    Net earnings ......................................            --            15,939            --              15,939
                                                               ----------------------------------------------------------

Balance, June 30, 1997 ................................         $19,966         $16,794         ($1,550)         $ 35,210
                                                               ==========================================================



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Hudson General LLC and Subsidiaries
(in thousands)

                                                                                           Period June 1
                                                                         YEAR ENDED       (Inception) to
                                                                          JUNE 30,           June 30,
                                                                            1997               1996
                                                                            ----               ----
Cash flows from operating activities:

Net earnings ....................................................         $ 15,939          $    855
Adjustments to reconcile net earnings to net cash provided (used)
    by operating activities
       Depreciation and amortization ............................            7,510               673
       Provision for losses on accounts receivable - net ........              188                15
       Loss (gain) on sale of equipment .........................              (60)               67
       Change in other current assets and liabilities:
         Accounts and notes receivables - net ...................            2,533            (7,011)
         Inventory ..............................................             (162)              (40)
         Prepaid expenses and other assets ......................             (242)             (256)
         Accounts payable .......................................            3,435             2,365
         Income taxes payable ...................................              940                38
         Accrued expenses and other liabilities .................             (179)           (1,698)
       Decrease in long-term receivables - net ..................              666                36
       Decrease in deferred income taxes ........................              676              --
       Other - net ..............................................               44                 5
                                                                          --------          --------
         Net cash provided (used) by operating activities .......           31,288            (4,951)
                                                                          --------          --------

Cash flows from investing activities:
    Purchases of property and equipment .........................          (15,218)           (1,825)
    Proceeds from sale of property and equipment ................              166                23
                                                                          --------          --------
         Net cash used by investing activities ..................          (15,052)           (1,802)
                                                                          --------          --------

Cash flows from financing activities:
    Capital contributions .......................................            7,843            15,848
    Advances from (repayments to) Hudson General Corporation ....           (7,302)            7,233
    Principal repayment of note payable to Hudson General
       Corporation ..............................................          (21,283)             --
    Principal repayments on long-term debt ......................           (2,408)              (70)
                                                                          --------          --------
         Net cash (used) provided by financing activities .......          (23,150)           23,011
                                                                          --------          --------

Effect of exchange rate changes on cash .........................              (31)                9
                                                                          --------          --------
Net (decrease) increase in cash and cash equivalents ............           (6,945)           16,267
Cash and cash equivalents at beginning of period ................           19,269             3,002
                                                                          --------          --------
Cash and cash equivalents at end of period ......................         $ 12,324          $ 19,269
                                                                          ========          ========



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

Description of Business: Hudson LLC provides a broad and diverse range of services to the aviation industry at twenty-four (24) airports throughout the United States and Canada. These services include aircraft ground handling; aircraft fueling; fuel management; ground transportation; snow removal; cargo warehousing; and sale, leasing and maintenance of airline ground support equipment.

Inventories:  Inventories are carried at the lower of average cost or market.

Depreciation and Amortization: Depreciation of property and equipment is provided on the straight-line method over their estimated useful lives. Leasehold rights are amortized over the original and anticipated renewal terms of the underlying leases.

Excess Cost over Fair Value of Net Assets Acquired: The excess cost over fair value of net assets acquired, net of accumulated amortization of $1,275,000 and $1,232,000 at June 30, 1997 and June 30, 1996, respectively, is amortized on a straight-line basis over periods not to exceed forty years. Hudson LLC periodically reviews its intangible assets and analyzes the propriety of maintaining the stated values.

Income Taxes: Hudson LLC has adopted Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes", which requires the use of the liability method of accounting for deferred income taxes.

Financial Instruments: Hudson LLC believes that the book values of its monetary assets and liabilities approximate fair values as a result of the short-term nature of such assets and liabilities.

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

Statements of Cash Flows: For purposes of the consolidated statements of cash flows, Hudson LLC considers all securities with an original maturity of three months or less at the date of acquisition to be cash equivalents. In fiscal 1997 income taxes (net of refunds) of

$843,000 was paid. Interest of $933,000 was paid in fiscal 1997. No income taxes or interest was paid during the month of June 1996.

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

Long-Lived Assets: Effective July 1, 1996 Hudson LLC adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have any impact on Hudson LLC's financial position or results of operations.

Reclassifications: Certain reclassifications of June 1996 balances have been made to conform with the fiscal 1997 presentation.

2.   FORMATION AND STRUCTURE OF HUDSON GENERAL LLC

Effective June 1, 1996, pursuant to the terms of the Unit Purchase and Option Agreement dated February 27, 1996 (the Purchase Agreement) between Hudson General Corporation (the Corporation) and Lufthansa Airport and Ground Services GmbH (LAGS), a German corporation and an indirect wholly-owned subsidiary of Deutsche Lufthansa AG, the Corporation transferred substantially all of the assets and liabilities of its aviation services business (the Aviation Business) to Hudson LLC, a newly formed limited liability company (the Transaction). In exchange for the transfer of such assets and liabilities and the assumption by Hudson LLC, as co-obligor with the Corporation, of all of the Corporation's 7% convertible subordinated debentures, the Corporation received a 74% interest in Hudson LLC. In addition, Hudson LLC sold LAGS a 26% interest in Hudson LLC, for a purchase price of $23,686,000 in cash (after certain adjustments), of which $15,848,000 was paid at the closing, and deferred payments (the Deferred Payments) of $2,650,000 and $5,188,000 plus interest thereon were made, respectively, in September 1996 and December 1996. The Purchase Agreement also provided for the grant to LAGS of an option, exercisable on October 1 of each year from 1996 through 2000, effective as of the preceding July 1, pursuant to which LAGS may increase its equity ownership in Hudson LLC from 26% to a maximum of 49%, for a price based on a formula related to the average earnings of the Aviation Business over the four fiscal years preceding the exercise of the option, subject to certain minimum and maximum amounts. Effective December 1996, the Purchase Agreement was amended so that this option now expires on October 1, 1999.

Pursuant to the Purchase Agreement, Hudson LLC, the Corporation and LAGS USA Inc., a wholly owned subsidiary of LAGS (LAGS USA), entered into a Limited Liability Company Agreement effective June 1, 1996 (the LLC Agreement). The LLC Agreement, as amended, stipulates that the Corporation and LAGS USA will share profits and losses in the same proportion as their respective equity interests in Hudson LLC, except that the Corporation is entitled to all interest earned on the Deferred Payments. In addition, LAGS USA will not share in any pre-tax earnings, as defined, of the Aviation Business in excess of $14,690,000 and $15,863,000 in fiscal 1997 and 1998, respectively, unless the aggregate of the pre-tax earnings of the Aviation Business for fiscal 1997 and 1998 exceeds $30,553,000. In addition, 100% of Hudson LLC's net earnings in June 1996 were allocated to the Corporation.

In June 1996, primarily as a result of the Corporation retaining certain trade receivables, the Corporation made net advances of $7,233,000 on behalf of Hudson LLC. Such balance was repaid to the Corporation by Hudson LLC (together with accrued interest at the Corporation's incremental borrowing rate) during fiscal 1997. As of June 30, 1997, Hudson LLC's net advances from the Corporation were $361,000.

Pursuant to the LLC Agreement, as amended: (i) the Corporation will continue to manage the Aviation Business and will be entitled to charge Hudson LLC an overhead fee equal to the sum of 3% of Hudson LLC's consolidated domestic revenues and 1% of Hudson LLC's consolidated Canadian revenues (the Corporation and LAGS USA agreed to raise these overhead fees for fiscal 1998 to 3-1/2% and 1-1/4%, respectively); and (ii) there will be a Member Board on which the Corporation has three votes and LAGS USA has two votes. The LLC Agreement, as amended, allows either Member to veto certain major transactions and to veto any reduction in distributions stipulated in the LLC Agreement, as amended. The LLC Agreement, as amended, provides that distributions will be paid annually in an amount at least equal to 50% of domestic net income and 10% of Canadian pre-tax earnings, as defined, from the Aviation Business. Such distributions, totaling approximately $8,300,000 for fiscal 1997 and the month of June 1996, are expected to be made during the first half of fiscal 1998.

3.      SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts, notes and long-term receivables - net at June 30, 1997 and June 30, 1996 consisted of the following:

                                                                                JUNE 30,        June 30,
                                                                                 1997            1996
                                                                                -------         -------
                                                                                      (in thousands)
Rental and service fees receivable ....................................         $14,762         $17,500
Note receivable .......................................................           1,888           2,414
Equipment rental contracts and other notes receivable
     (less unearned finance income of $39,000 in 1996) ................            --               169
                                                                                -------         -------
                                                                                 16,650          20,083
Less:  current portion (net of allowance for doubtful
     accounts of $1,670,000 and $1,784,000) ...........................          15,289          18,055
                                                                                -------         -------

Long-term portion .....................................................         $ 1,361         $ 2,028
                                                                                =======         =======


On January 6, 1994, the Corporation assigned its leases and ceased operations at Long Island MacArthur Airport in Islip, New York (LIMA) where the Corporation had provided ground handling and fueling services to commercial airlines and related fixed base operation services to general aviation aircraft. At the closing, the Corporation was paid $150,000 in cash and received a promissory note from the purchaser of its leases in the amount of $3,750,000, payable over seven years with interest at the rate of 7%. The outstanding balance of the note receivable at June 30, 1997 and 1996 was $1,888,000 and $2,414,000, respectively. The promissory note is secured by the assigned leases and other assets located at LIMA.

Hudson LLC provides various services at airports throughout the United States and Canada. Hudson LLC grants credit to customers based upon an analysis of its customers' financial position and then-existing conditions in the aviation industry. Five of Hudson LLC's customers had individual balances outstanding greater than 5%, and aggregating 40%, of accounts and notes receivable-net at June 30, 1997. Bad debt expenses were $188,000 and $17,000 for fiscal 1997 and the month of June 1996, respectively.

Accrued expenses and other liabilities at June 30, 1997 and 1996 consisted of the following:

                                                            1997                1996
                                                            ----                ----
                                                                 (in thousands)
Salaries and wages............................           $  6,327            $  6,204
Insurance.....................................              5,608               3,798
Operating expenses payable....................              3,102               3,318
Other.........................................              2,474               4,415
                                                         --------            --------
                                                         $ 17,511            $ 17,735
                                                         ========            ========


Maintenance and repair expenses were $8,760,000 and $664,000 for fiscal 1997 and the month of June 1996, respectively.

4.   PROPERTY, EQUIPMENT AND LEASEHOLD RIGHTS

The number of years over which major classes of assets are being depreciated and amortized, and the costs and related accumulated depreciation and amortization as of June 30, 1997 and 1996 are set forth below:

                                                                   Estimated
                                                                  Useful Lives       1997                    1996
                                                                  ------------       ----                    ----

                                                                                          (in thousands)
Operating equipment...........................................       2 - 12        $85,349                 $72,916
Leasehold rights..............................................           25          2,400                   2,400
Buildings.....................................................           20          1,474                   1,468
Office furnishings and equipment..............................       3 - 10          3,868                   3,365
Leasehold improvements........................................       2 - 28          6,464                   6,220
                                                                                   -------                 -------
                                                                                    99,555                  86,369

Accumulated depreciation and amortization                                          (54,607)                (48,927)
                                                                                   -------                 -------
                                                                                   $44,948                 $37,442
                                                                                   =======                 =======

5.   CANADIAN OPERATIONS

The consolidated financial statements include: assets of $18,635,000 and $16,671,000, and net assets of $12,406,000 and $10,831,000 at June 30,1997 and
1996, respectively; and revenues of $45,987,000 and $3,197,000 and earnings of $1,784,000 and $52,000 for fiscal 1997 and the month of June 1996, respectively, related to Hudson LLC's Canadian operations.

6.   LONG-TERM DEBT

In connection with the Transaction, the revolving credit agreement that the Corporation had with a group of banks dated November 25, 1992, as amended, was amended and restated as of June 1, 1996, and Hudson LLC assumed and agreed to become jointly and severally liable for any obligations thereunder (the LLC Credit Agreement). Pursuant to the LLC Credit Agreement, Hudson LLC may borrow funds (including outstanding letters of credit) up to a limit of $18,000,000 (the LLC Limit) until September 30, 1998. At such time, and at the end of each subsequent quarter, the LLC Limit will be reduced by one-sixteenth of the LLC Limit that was in effect on June 30, 1998 until June 30, 2002, at which time the LLC Credit Agreement terminates. The limit may also be reduced by asset sales in excess of certain amounts. There were no direct borrowings outstanding at June 30, 1997 and 1996 and $3,020,000 and $3,045,000 of outstanding letters of credit at June 30, 1997 and 1996, respectively. The LLC Credit Agreement provides Hudson LLC with the option of selecting a rate of interest at either the base rate or 1 3/8% above the LIBO rate, as defined.

The LLC Credit Agreement requires that Hudson LLC maintain certain minimum effective net worth requirements, as defined, which are subject to incremental annual increases and further stipulates that Hudson LLC not incur a consolidated net loss for any fiscal year. The LLC Credit Agreement also requires that Hudson LLC meet certain other financial covenants. Hudson LLC has granted the banks a security interest in substantially all of its domestic assets.

Hudson LLC also has an agreement with a group of banks to provide a credit facility for its Canadian subsidiary (the Canadian Agreement) in the amount of $5,000,000 (Cdn) (the Canadian Limit). The Canadian Limit will be reduced commencing September 30, 1998 on the same basis as the LLC Limit. The Canadian Agreement provides Hudson LLC with the option of selecting a rate of interest at either 1/2% above the prime rate or 1 5/8% above the cost of funds rate, as defined. In connection with the Canadian Agreement, Hudson LLC has guaranteed the obligations of its Canadian subsidiary and granted the banks a security interest in substantially all of its Canadian accounts receivable and certain of its other assets.

In July 1986, the Corporation issued $30,000,000 of 7% convertible subordinated debentures due 2011 (the Debentures). In connection with the Transaction, effective June 1, 1996, Hudson LLC assumed the obligations of the Debentures and the Corporation remained as a co-obligor. The Debentures were convertible at any time prior to maturity into shares of the Corporation's common stock.

At June 1, 1996, there was $28,821,000 principal balance of the Debentures outstanding. During June and August 1996, the Debentures were called for redemption and as a result, $2,408,000 principal balance of the Debentures were redeemed during fiscal 1997. In addition, during fiscal 1997 and the month of June 1996, $26,343,000 and $70,000, respectively, of the Debentures were converted into shares of the Corporation's common stock and to such extent Hudson LLC became indebted, on a subordinated basis, to the Corporation (the Corporate Subordinated Debt).
At September 5, 1996, no Debentures remained outstanding.

During fiscal 1997, Hudson LLC utilized the proceeds from the Deferred Payments together with a portion of the proceeds received at the closing of the Transaction to repay $21,283,000 of the outstanding balance of the Corporate Subordinated Debt. At June 30, 1997 the balance of the Corporate Subordinated Debt was $5,130,000. The noncurrent portion of such debt in the amount of $4,630,000 is shown as "Note payable to Hudson General Corporation" in the accompanying consolidated balance sheets. Hudson LLC is obligated to repay $500,000 of such debt to the Corporation on July 15, 1997 and $1,500,000 on each July 15th thereafter until the entire principal balance is satisfied. The current portion of this debt at June 30, 1997, in the amount of $500,000 (which was paid in July 1997), is included in "Advances from Hudson General Corporation
- net" in the accompanying consolidated balance sheets. Interest on the Corporate Subordinated Debt is payable semi-annually in January and July at the rate of 7% per annum.

7.  INCOME TAXES

Provision for income taxes consisted of the following for fiscal 1997 and the month of June 1996.

                                                           1997          1996
                                                          ------        ------
                                                              (in thousands)
Foreign:
    Current .....................................         $1,061         $ 41
    Deferred ....................................            659           --

State:

    Current .....................................            344           --
    Deferred ....................................             21           --
                                                          ------         ----
                                                          $2,085         $ 41
                                                          ======         ====


Deferred tax assets (liabilities) are comprised of the following as of June 30, 1997 and 1996 (Deferred tax assets were transferred to Hudson LLC from the Corporation on June 1, 1996):

                                                                         1997                 1996
                                                                         ----                 ----

Deferred tax assets:                                                          (in thousands)
    Reserves for doubtful accounts, claims, etc.....................     $277                 $196
    Minimum tax credit carryforward.................................      ---                   65
    Property, equipment and leasehold rights, principally
       depreciation - foreign.......................................      --                   591
                                                                          ---                 ----
           Total deferred tax assets................................      277                  852
                                                                          ---                 ----

                                                                         1997                 1996
                                                                         ----                 ----

                                                                              (in thousands)

Deferred tax liabilities:

    State and local income taxes................................         (21)                  ---
    Property, equipment and leasehold rights, principally
       depreciation - foreign...................................         (82)                  ---
                                                                      ------
           Total deferred tax liabilities.......................        (103)                  ---
                                                                      ------
               Net deferred tax asset...........................      $  174                  $852
                                                                      ======                  ====


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

In April 1997, Hudson LLC's Canadian subsidiary was notified by Canadian taxation authorities of their intention to disallow loss and depreciation deductions and carryforwards related to an internal recapitalization in fiscal 1990 by the Corporation of such Canadian subsidiary. If the position of the Canadian taxation authorities (as currently proposed) is sustained, a foreign income tax liability of approximately $3,900,000, plus interest, would result. The Corporation has agreed to indemnify and hold harmless Hudson LLC, LAGS and each affiliate of LAGS against any liability resulting from this matter. The Corporation's management disagrees with the position of the Canadian taxation authorities and intends to vigorously contest any potential assessments made by them. Accordingly, no provision has been made in the accompanying consolidated financial statements for foreign income taxes related to this matter.

As a limited liability company, Hudson LLC has elected to be taxed as a partnership under the provisions of the Internal Revenue Code, and therefore, the U.S. taxable results and available tax credits of Hudson LLC pass directly to the Members' U.S. corporate income tax returns in the manner prescribed in the LLC Agreement, as amended.

8.   RETIREMENT PLANS

As of January 1, 1997, Hudson LLC established a 401(k) Profit Sharing Plan covering substantially all of its domestic employees not subject to collective bargaining agreements (the LLC Plan). Pursuant to the LLC Plan, Hudson LLC makes a matching contribution equal to 25% of the Compensation (as defined in the Plan) that each participant elects to defer (up to 5% of the participant's Compensation) and contribute to the LLC Plan. In addition, Hudson LLC may make a discretionary annual contribution. Prior to January 1, 1997 such employees were covered under the Corporation's 401(k) Profit Sharing Plan (the Plan), which contains terms and conditions similar to those of the LLC Plan. During fiscal 1997 and the month of June 1996, Hudson LLC contributed $766,000 and $11,000, respectively, to the LLC Plan and the Plan representing employer matching and discretionary contributions for Hudson LLC's covered employees.

Hudson LLC maintains a Group Registered Retirement Savings Plan (RRSP) covering substantially all of its Canadian employees not subject to collective bargaining agreements. Under the RRSP, Hudson LLC may make a discretionary annual contribution. During fiscal 1997 and the month of June 1996, Hudson LLC contributed $114,000 and $44,000, respectively, to the RRSP.

Net retirement expense was $861,000 and $91,000 for fiscal 1997 and the month of June 1996, respectively.

9.   COMMITMENTS AND CONTINGENCIES

(a)  Leases

Minimum rental payments for leased premises and operating equipment for future fiscal years under non-cancelable operating leases (including $3,563,000 to be paid subsequent to June 30, 1997 for operating equipment on lease to Hudson LLC from the Corporation and excluding $1,591,000 to be received subsequent to June 30, 1997 under non-cancelable subleases) are: $5,240,000 in 1998; $4,482,000 in
1999; $3,626,000 in 2000; $3,105,000 in 2001; $2,602,000 in 2002; and $8,115,000
thereafter.

Total rental expense incurred amounted to $6,486,000 and $475,000 (excluding sublease income of $755,000 and $36,000) for fiscal 1997 and the month of June 1996, respectively.

(b)  Litigation

In 1988, Texaco Canada Inc. (Texaco) (now known as McColl-Frontenac Inc.) instituted a lawsuit (the Texaco Lawsuit) in the Supreme Court of Ontario, Canada against the Corporation, the Corporation's Canadian subsidiary (now owned by Hudson LLC) and Petro-Canada Inc. (the corporation which supplied aviation fuel for the Corporation's Canadian fixed base operations). The Texaco Lawsuit's allegations, as amended, are that the defendants interfered with contractual and fiduciary relations, conspired to injure, and induced the breach of a fuel supply agreement between Texaco and Innotech Aviation Limited (Innotech) in connection with the purchase by the Corporation from Innotech in 1984 of certain assets of Innotech's airport ground services business. The Texaco Lawsuit seeks compensatory and punitive damages totaling $110,000,000 (Canadian) (approximately $80,000,000 (U.S.)) plus all profits earned by the defendants subsequent to the alleged breach. The trial, which began in May 1996, concluded after several adjournments on May 7, 1997, at which time the trial judge indicated that he intended to issue his decision on or about June 30, 1997. However, to date the judge has not yet rendered his decision.

Innotech (which due to a name change is now called Aerospace Realties (1986) Limited (Aerospace)) had agreed to defend and indemnify the Corporation against claims of whatever nature asserted in connection with, arising out of or resulting from the fuel supply agreement with Texaco. By a letter dated February 15, 1996, the Corporation was notified by Aerospace that Aerospace had entered into a liquidation phase and could no longer defray the cost of defending the Texaco Lawsuit or pay for any damages resulting therefrom.

The Corporation has agreed to indemnify and hold harmless Hudson LLC, LAGS and each affiliate of LAGS against all losses related to the Texaco Lawsuit. The Corporation's management believes, and counsel for the Corporation has advised based on the facts as disclosed at trial, that the Corporation will successfully defend this action.

SCHEDULE II

HUDSON GENERAL LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED JUNE 30, 1997 AND PERIOD JUNE 1 (INCEPTION) TO JUNE 30, 1996

             COLUMN A                  COLUMN B                        COLUMN C                 COLUMN D           COLUMN E
                                                          . . . . . . ADDITIONS. . . . . .
                                      BALANCE AT            CHARGED TO       CHARGED TO         DEDUCTIONS         BALANCE AT
                                     BEGINNING OF           COSTS AND          OTHER              FROM               END
           DESCRIPTION                  PERIOD              EXPENSES          ACCOUNTS           RESERVES          OF PERIOD
--------------------------------------------------------------------------------------------------------------------------------
1997 - Allowance for doubtful
       accounts receivable            $1,784,000            $188,000         $ 30,000(B,C)      $(332,000)(A)      $1,670,000
                                      ==========            ========         ========           =========          ==========



1996 - Allowance for doubtful
       accounts receivable            $1,804,000(D)         $ 14,000         $(31,000)(B,C)     $   3,000(A)       $1,784,000
                                      ==========            ========         ========           =========          ==========




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

                          June 30, 1997, 1996 and 1995

                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

         The Board of Directors
         Hudson General Corporation

         The Board of Directors
         Oxford First Corporation:

         We have audited the accompanying consolidated balance sheets of the Kohala Joint Venture and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations and partners' deficit, and cash flows for each of the years in the three-year period ended June 30, 1997. We have also audited financial statement schedule
         II. These consolidated financial statements and the financial statement schedule are the responsibility of the Venture's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

         For the years ended June 30, 1997, 1996 and 1995, the Venture incurred net losses of $22,584,200, $6,042,200 and $5,495,300, respectively, and at June 30, 1997, the amount of the partners' deficit was $37,958,300. In fiscal 1997, the Venture recorded a $17,000,000 write-down of its real estate assets. In fiscal 1996 and 1995 the partners advanced $2,714,400 and $2,346,100, respectively, to the Venture. Additional contributions from the partners may be required in fiscal 1998.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Kohala Joint Venture and subsidiary as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          KPMG PEAT MARWICK LLP

         Jericho, New York
         August 15, 1997

                       KOHALA JOINT VENTURE AND SUBSIDIARY

                           Consolidated Balance Sheets

                             June 30, 1997 and 1996

                                         ASSETS                                     1997                 1996
                                                                               ------------          -----------
Cash                                                                           $    730,000              266,800
Accounts receivable                                                                  39,200               48,300
Accrued interest receivable                                                         179,200              237,600
Mortgage notes receivable, net (including amounts from related parties
     of $142,700 and $386,500 in 1997 and 1996, respectively)                     2,561,000            4,926,000
Land and development costs, net                                                   9,264,200           26,709,400
Property, plant and equipment, net                                                1,560,900            1,646,000
Model home, net                                                                        --                593,600
Foreclosed real estate, net                                                       2,853,600            2,200,200
Other                                                                                28,700               85,700
                                                                               ------------          -----------
                                                                               $ 17,216,800           36,713,600
                                                                               ============          ===========

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

     Note payable                                                                      --                576,200
     Partner advances and accrued interest payable                               54,012,600           50,219,500
     Accounts payable and accrued expenses                                        1,162,500            1,292,000
                                                                               ------------          -----------
                               Total liabilities                                 55,175,100           52,087,700

Contingencies

Partners' deficit                                                               (37,958,300)         (15,374,100)
                                                                               ------------          -----------
                                                                               $ 17,216,800           36,713,600
                                                                               ============          ===========

See accompanying notes to consolidated financial statements.

                       KOHALA JOINT VENTURE AND SUBSIDIARY

           Consolidated Statements of Operations and Partners' Deficit

                    Years ended June 30, 1997, 1996 and 1995

                                                         1997                 1996                1995
                                                    ------------          -----------          ----------
Net sales                                           $  1,455,300              676,800             503,600
Cost of sales                                          1,106,400              365,400             191,300
Write-down of real estate assets                      17,000,000                 --                  --
Selling, general and administrative
     expenses                                          2,340,000            2,952,400           2,851,600
                                                    ------------          -----------          ----------
Operating loss                                       (18,991,100)          (2,641,000)         (2,539,300)

Other (income) expense:
     Interest expense                                  3,858,300            3,755,400           3,514,500
     Interest income and other                          (265,200)            (354,200)           (558,500)
                                                    ------------          -----------          ----------
Net loss                                             (22,584,200)          (6,042,200)         (5,495,300)

Partners' deficit, beginning of year                 (15,374,100)          (9,331,900)         (3,836,600)
                                                    ------------          -----------          ----------
Partners' deficit, end of year                      $(37,958,300)         (15,374,100)         (9,331,900)
                                                    ============          ===========          ==========

See accompanying notes to consolidated financial statements.

                       KOHALA JOINT VENTURE AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 1997, 1996 and 1995

                                                                                  1997                1996                1995
                                                                              -----------          ----------          ----------
Cash flows from operating activities:
     Proceeds from land sales                                                 $   765,500             105,200              23,000
     Interest income received                                                     266,800             347,300             579,000
     Proceeds from water company sales                                            294,500             341,300             246,600
     Land and development cost expenditures                                      (115,200)           (159,000)           (243,700)
     Interest paid                                                               (118,100)           (212,000)           (477,400)
     Selling, general and administrative expenditures paid                     (1,533,700)         (1,847,500)         (2,062,800)
     Collections on mortgage notes                                              1,279,500           1,678,300           1,404,500
     Proceeds from sale of and deposits relating to assets
        held in foreclosure                                                       209,100              57,000              89,800
                                                                              -----------          ----------          ----------
                     Net cash provided by (used in)
                           operating activities                                 1,048,400             310,600            (441,000)
                                                                              -----------          ----------          ----------
Cash flows from investing activities:
     Purchases of property, plant and equipment                                   (12,500)            (21,000)            (10,900)
     Proceeds from sale of property, plant and equipment                              500                --                  --
                                                                              -----------          ----------          ----------
                  Net cash used in investing activities                           (12,000)            (21,000)            (10,900)
                                                                              -----------          ----------          ----------
Cash flows from financing activities:
     Net advances received from partners                                             --             2,714,400           2,346,100
     Contributions in aid of construction received                                   --                  --                 6,000
     Payments on notes payable                                                   (573,200)         (2,826,200)         (1,932,300)
                                                                              -----------          ----------          ----------
                  Net cash (used in) provided by financing activities            (573,200)           (111,800)            419,800
                                                                              -----------          ----------          ----------
                  Net increase (decrease) in cash and
                     cash equivalents                                             463,200             177,800             (32,100)

Cash and cash equivalents at beginning of year                                    266,800              89,000             121,100
                                                                              -----------          ----------          ----------
Cash and cash equivalents at end of year                                      $   730,000             266,800              89,000
                                                                              ===========          ==========          ==========
Non cash financing:
     Issuance of note payable for land development                            $      --                  --               576,200
                                                                              ===========          ==========          ==========

See accompanying notes to consolidated financial statements.

                       KOHALA JOINT VENTURE AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                          June 30, 1997, 1996 and 1995

(1)   Summary of Significant Accounting Policies

     (a)  Description of the Business

      The Kohala Joint Venture (the Venture) is a partnership which was formed to acquire, develop and sell approximately 4,000 contiguous acres of land in Hawaii (the Project). The Partners in the Venture are Hudson Kohala, Inc. (Hudson, a wholly-owned subsidiary of Hudson General Corporation) and Oxford Kohala, Inc. (Oxford, a wholly-owned subsidiary of Oxford First Corporation) (Oxford First) (together, the Partners). The terms of the partnership are contained in the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement). The Project is being developed in four successive phases. The first two phases, containing approximately 2,100 acres, have been developed and substantially sold. The third phase, containing approximately 550 acres, has also been developed and has 85 parcels available for sale. The fourth phase has yet to be developed, except to the extent common improvements (main roadway, water wells, etc.) have been completed. The Partners plan to reevaluate the fourth phase of the Project.

     (b)  Principles of Consolidation

      The consolidated financial statements include the accounts of the Venture and its 99% owned subsidiary, the Kohala Ranch Water Company (KRWC) (note 8). All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c)  Partners' Deficit and Allocation of Profits and Losses

      Partners' deficit includes the Partners' capital accounts in the Venture and the minority interest (the remaining 1%) of the Partners in KRWC.

      In accordance with the Agreement, profits are shared equally by the Partners. Losses are shared by the Partners on a pro-rata basis, based first on their respective capital accounts and then on their respective combined advances to the Venture including accrued interest (note 6).

     (d)  Revenue Recognition and Land Sales

      All sales to date have been from the first, second and third phases of the Project. Revenue is being recognized under the full accrual method of accounting. The minimum down payment for sales to be recorded is 10%.

     (e)  Interest Income on Mortgage Notes Receivable

      Interest is not accrued on mortgage notes receivable in arrears 90 days or more.

     (f)  Capitalization of Costs

      Land and development costs (including interest) are initially capitalized and subsequently carried at the lower of average cost or fair value. These costs are charged to cost of sales when the corresponding land sale is recorded based upon the relative fair value of the parcel sold to the aggregate fair value of all parcels in the phase. As indicated in note 2, the Venture recorded a $17,000,000 write-down of its real estate assets in fiscal 1997.

                                                                     (Continued)

                       KOHALA JOINT VENTURE AND SUBSIDIARY

      The Venture capitalized interest costs, as appropriate, for each phase of the Project. Effective July 1, 1994, as a result of the lack of further development activity, capitalization of interest was discontinued.

     (g)  Estimated Costs to Complete

      At June 30, 1997, the Venture estimated that $2,479,000 of additional costs were necessary to complete the development of Phase III. The portion of such amount relating to unsold parcels has been offset against land and development costs, net in the accompanying consolidated balance sheets.

     (h)  Property, Plant and Equipment

      Property, plant and equipment is recorded at the lower of cost or fair value.

      Depreciation is provided on the straight-line method. The number of years over which major classes of assets are depreciated and the costs and related accumulated depreciation as of June 30, 1997 and 1996 are set forth below:

                                                             Estimated
                                                            useful lives          1997           1996
                                                            ------------          ----           ----
                Water distribution systems                   20-50 years     $ 2,773,700      2,773,700
                Plant structures and equipment                3-10 years         182,900        190,400
                                                                             -----------      ---------
                                                                               2,956,600      2,964,100

                Accumulated depreciation                                        (867,200)      (789,600)
                Contributions in aid of construction                            (528,500)      (528,500)
                                                                             -----------      ---------
                                                                             $ 1,560,900      1,646,000
                                                                             ===========      =========

      Contributions in aid of construction represent contributions by customers for plant additions made for the benefit of the customer. Accordingly, such contributions are recorded as a reduction against property, plant and equipment.

      During fiscal 1997, the Venture sold the model home. Depreciation expense relating to the model home was $85,800 for fiscal 1997 and $93,600 for both fiscal years 1996 and 1995.

      Depreciation expense was $183,400, $173,600 and $176,400 for fiscal 1997, 1996 and 1995, respectively.

                                                                     (Continued)

                       KOHALA JOINT VENTURE AND SUBSIDIARY

     (i)  Impairment of Long-Lived Assets

      Effective July 1, 1996, the Venture adopted Statement of Financial
          Accounting Standards (SFAS) No.121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of". SFAS No.121 addresses accounting for the impairment of long-lived assets (including real estate), certain identifiable intangibles and goodwill relating to those assets to be held and used and for long lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS No.121 did not have an effect on the Venture's consolidated financial position or results of operations.

     (j)  Income Taxes

      As a partnership, the Venture is not a taxable entity under the provisions of the Internal Revenue Code. The taxable results and available tax credits of the Venture and KRWC pass directly to the Partners' corporate income tax returns in the manner prescribed in the Agreement.

     (k)  Statements of Cash Flows

      For the purposes of presenting the consolidated statements of cash flows, the Venture considers all securities with an original maturity of three months or less at the date of acquisition to be cash equivalents.

      A reconciliation of net loss to net cash provided by (used in) operating activities for fiscal 1997, 1996 and 1995 is as follows:

                                                                          1997                1996                1995
                                                                          ----                ----                ----
Net loss                                                             $(22,584,200)         (6,042,200)         (5,495,300)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
        Write-down of real estate assets                               17,000,000                --                  --
        Depreciation and amortization                                     183,400             173,600             176,400
        Provision for losses and discounts on
           mortgages receivable                                           600,000             600,000             988,500
        Provision for losses on foreclosed real estate                       --               356,300                --
        Sale of assets held in foreclosure                                209,100              57,000              89,800
        Interest expense in excess of interest paid                     3,740,200           3,543,400           3,037,100
        Mortgage loans originated on land sales                          (339,900)           (206,000)           (209,500)
        Cash collections on mortgage loans                              1,279,500           1,678,300           1,404,500
        Excess of cost of sales over land and
           development costs paid                                         991,200             206,400              52,400
        Accrued interest on mortgages receivable                           58,400               2,200              23,900
        Cash for water sales in excess of accrual                           9,100              (4,900)             (4,300)
        Real estate tax accruals                                          (48,000)             35,700            (434,400)
        Other                                                             (50,400)            (89,200)            (70,100)
                                                                     ------------          ----------          ----------
Total adjustments                                                      23,632,600           6,352,800           5,054,300
                                                                     ------------          ----------          ----------
Net cash provided by (used in) operating activities                  $  1,048,400             310,600            (441,000)
                                                                     ============          ==========          ==========

                                                                     (Continued)

                       KOHALA JOINT VENTURE AND SUBSIDIARY

(l)   Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Management has made significant estimates as to the amounts required for allowance for uncollectible accounts and the allowance for losses on foreclosed real estate, as well as the recoverability of land and development costs. Actual results could differ from those estimates.

(2)   Write-down of Real Estate Assets

      In the fourth quarter of fiscal 1997, the Venture recorded a charge of $17,000,000 to write-down its real estate assets to their estimated fair values. The charge is a result of the continuing periodic evaluation of the carrying value of the Venture's real estate assets. The Partners concluded, as a result of their most recent in-depth analysis of an updated independent appraisal of such assets and the consideration of other factors affecting the development of the property, that the carrying value of the real estate assets should be reduced. Factors considered by the Partners included the Partners' plans to reevaluate the fourth phase of the Project which has to date only had limited development, the current condition of the Hawaiian real estate market and general economic conditions.

(3)   Mortgage Notes Receivable

      Effective July 1, 1995, the Venture adopted SFAS No.114, "Accounting by
          Creditors for Impairment of a Loan" and SFAS No.118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures". SFAS No.114 addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. The Venture deems certain loans impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due, both principal and accrued interest. The Venture measures impairment based on a loan's observable market price or the fair value of the collateral since the loan is collateral dependent and foreclosure is probable. The amount of the valuation allowance is determined by comparing principal plus accrued interest to the fair value of the underlying collateral. The Venture recognizes an impairment by adjusting its existing valuation allowance with a corresponding charge to bad debt expense. Subsequent changes in fair value, if any, are treated in the same manner.

      At June 30, 1997 and 1996, mortgage notes receivable from land sales consisted of the following:

                                                 1997                 1996
                                                 ----                 ----
Mortgage notes receivable                    $ 5,796,600           7,944,700
Allowance for uncollectible accounts          (3,166,300)         (2,949,400)
Reserve for cash discounts and other
     allowances                                  (69,300)            (69,300)
                                             -----------          ----------
Mortgage notes receivable, net               $ 2,561,000           4,926,000
                                             ===========          ==========


                                                                     (Continued)

                       KOHALA JOINT VENTURE AND SUBSIDIARY

      At June 30, 1997 and 1996, 20 and 29 mortgage notes receivable were 90 days or more in arrears, aggregating $3,705,500 and $5,145,000, respectively. Accrued interest receivable on delinquent mortgage notes receivable was $171,900 and $218,000 as of June 30, 1997 and 1996,
          respectively.

      Stated interest rates on mortgage notes receivable outstanding at June 30, 1997 and 1996, range from 6% to 11% (averaging 8.9% as of June 30, 1997 and 9.4% as of June 30, 1996).

      The Venture typically provides financing in connection with the sale of land parcels. None of the Venture's mortgage notes receivable comprised more than 5% of the total mortgage notes receivable balance at June 30, 1997 and 1996. The Venture is the first lien holder on all outstanding mortgage notes receivable.

      Purchasers of land parcels are entitled to discounts if certain conditions are met. Discounts are generally given if the purchase price is paid in cash at the closing. If the cash is paid within specified periods after the closing, a reduced sales discount is given. Reserves have been established for estimated discounts to be taken by purchasers under the various discount programs.

      Scheduled collections of principal during the next five fiscal years and thereafter are as follows:

                     Year                            Amount
                     ----                            ------
                     1998                         $4,543,300
                     1999                            114,000
                     2000                            160,100
                     2001                            151,500
                     2002                            827,700
                                                  ----------
                                                  $5,796,600
                                                  ==========

(4)   Land and Development Costs

      Land and development costs include all costs directly associated with the acquisition and development of the land parcels. Major components of land and development costs are the initial costs to acquire the land, roadways, water drainage, electrical and telephone lines, and various project management expenditures, as well as unamortized capitalized interest of $6,590,912 and $6,680,400 as of June 30, 1997 and 1996,
          respectively.

(5)   Foreclosed Real Estate

      Foreclosed real estate represents land parcels that were reacquired in connection with previously financed mortgages. Such parcels are valued at the lower of their remaining receivable balance outstanding, or their estimated fair value (determined in the same manner as the allowance for uncollectible accounts), as follows:

                       KOHALA JOINT VENTURE AND SUBSIDIARY

                                                      1997                 1996
                                                      ----                 ----
              Foreclosed real estate              $ 3,530,300           2,903,300
              Allowance for losses                   (676,700)           (703,100)
                                                  -----------          ----------
              Foreclosed real estate, net         $ 2,853,600           2,200,200
                                                  ===========          ==========

      During fiscal 1997 and 1996, ten and four mortgage notes receivable were transferred to foreclosed real estate, respectively, and five and one parcels in foreclosed real estate were sold. The carrying values of the mortgage notes receivable transferred and parcels sold were $1,212,500 and $585,500 in fiscal 1997 and $581,100 and $559,400 in fiscal 1996, respectively.

(6)   Partner Advances Payable

      The Partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the Project. During fiscal 1997, the Partners each advanced $300,000 to the Venture. Such advances were repaid by the Venture on June 30, 1997. Additional contributions from the Partners may be required in fiscal 1998. Advances earn interest from the date of the advance compounded quarterly at the prime rate minus 1% (7.50% and 7.25% at June 30, 1997 and 1996, respectively).

      On October 13, 1994, Oxford First filed for reorganization under Chapter
          11 of the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, Oxford First (through its subsidiary, the Oxford Finance Companies, Inc.) was permitted to transfer certain amounts to Oxford. The amounts so authorized were not sufficient to allow Oxford to make its full share of required advances. Hudson opted to make additional advances (the Additional Advances) to cover Oxford's funding deficiency. During November 1995, Oxford resumed making advances, and in January 1996, Oxford repaid to Hudson the entire amount of the Additional Advances of $702,000 together with $37,000 of interest thereon. The Venture has been informed by Oxford, that Oxford First has substantially met all its financial obligations under its confirmed plan of reorganization and is no longer restricted in the amount of required advances it may make to the Venture.

      Advances accrued an average rate of interest of 7.3% during both fiscal
          1997 and 1996 and 7.2% during fiscal 1995.

(7)   Note Payable

      During fiscal 1991, the Venture entered into agreements with banks pursuant to which $8,797,000 of the Venture's mortgage receivables were sold. An additional sale of $3,148,000 of mortgage receivables to a bank was completed during fiscal 1992. These transactions were accounted for as financing arrangements. On April 30, 1996, the Venture repurchased $1,373,000 of such mortgage receivables which represented the entire outstanding balance thereof. The maximum amounts of notes payable outstanding during fiscal 1996 and 1995 were $2,826,000 and $4,758,500, respectively. The average amounts outstanding for fiscal 1996 and 1995, based upon month-end balances, were $1,561,000 and $3,860,100, respectively. The weighted average interest rates for fiscal 1996 and 1995 were 11.3% and 11.9%, respectively.

                                                                     (Continued)

                       KOHALA JOINT VENTURE AND SUBSIDIARY

      At June 30, 1996, the Company had a note payable outstanding in the amount of $576,200 relating to certain development costs. The note was repaid in December 1996 and bore interest at the prime rate plus 1%.

(8)   Kohala Ranch Water Company

      KRWC provides water to the Project and is owned by the Venture (99%), Hudson (.5%), and Oxford (.5%). The assets of KRWC are comprised principally of property, plant and equipment. KRWC recorded revenues of $285,400, $336,300 and $251,000 and incurred net losses of $566,900, $489,700 and $487,000 for fiscal 1997, 1996 and 1995, respectively.

(9)   Related Party Transactions

      Certain directors and officers of the Partners and certain employees of the Venture purchased parcels in the Project at discounts from prices generally offered to the general public. The Venture provided mortgage financing on all such sales pursuant to which the Venture received a down payment equal to 5% of the gross sales price before discounts and a purchase money mortgage. The purchase money mortgages bore interest at a rate of 8% or 9% per annum and provided for monthly principal payments based on a 30 year amortization schedule with a balloon payment due after seven years. In fiscal 1995, certain balloon payment due dates on such mortgages were extended for one year. At June 30, 1997 and 1996, mortgage notes receivable (including past due balloon payments) of $142,700 and $386,500, respectively, were due from related parties. During fiscal 1996, two mortgage notes receivable in the aggregate amount of $271,100 from former officers of Oxford First became delinquent and were foreclosed; the remaining balances are included in "Foreclosed real estate, net" in the accompanying consolidated balance sheets.

(10)  Contingencies

      During fiscal 1992, the County of Hawaii passed an ordinance pursuant to which the Venture, after subdivision approvals are obtained, would be able to develop and subdivide the fourth phase of the Project into 1,490 units. Shortly after passage of the ordinance, a lawsuit against the County of Hawaii was filed in the Circuit Court of Hawaii by two local residents of Hawaii (Plaintiffs) seeking to invalidate such ordinance on various grounds, including that the ordinance was adopted without following State of Hawaii procedure relating to the preparation of an Environmental Impact Statement. During fiscal 1993, the Judge in this action granted Plaintiffs' motion for partial summary judgment without indicating any effect on zoning of the fourth phase. The County and the Venture appealed this ruling. The appeal was heard before the Hawaii Supreme Court in March 1994, and in May 1997, the Supreme Court vacated the summary judgment which was previously granted and remanded certain related issues to the Circuit Court for that Court to decide. The Venture cannot, at this time, determine the impact of the Supreme Court's ruling and the Circuit Court's proceedings on the timing of the development of the fourth phase or the expenditures related thereto.

                                                                     (Continued)

                       KOHALA JOINT VENTURE AND SUBSIDIARY

(11)  Disclosure About Fair Value of Financial Instruments

      SFAS 107, "Disclosures About Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of all of the Venture's monetary assets and liabilities approximate fair value. Carrying values for delinquent mortgage notes receivable are based on the fair value of the underlying collateral obtained from an independent appraisal. The carrying values of the remaining mortgage notes receivable approximate market values, since the mortgage notes receivable are yielding, on average, a return that is consistent with current market rates offered for similar financing.

                                                                     Schedule II

                              KOHALA JOINT VENTURE
                                 AND SUBSIDIARY

                        Valuation and Qualifying Accounts

                    Years ended June 30, 1997, 1996 and 1995

          Column A                    Column B                 Column C                       Column D         Column E
          --------                    --------                 --------                       --------         --------
                                                               Additions
                                                        ---------------------------
                                     Balance at         Charged to       Charged to          Deductions       Balance at
                                     beginning          costs and          other                from            end of
        Description                   of year           expenses         accounts             reserves           year
        -----------                   -------           --------         --------             --------           ----
1997 - Allowance for
     uncollectible accounts          $2,949,400          600,000             --                383,100(B)      3,166,300
                                     ==========         ========         ========             ========         =========
1996 - Allowance for
     uncollectible accounts          $2,464,200          600,000             --                114,800(B)      2,949,400
                                     ==========         ========         ========             ========         =========
1995 - Allowance for
     uncollectible accounts          $1,661,800          988,500             --                186,100(B)      2,464,200
                                     ==========         ========         ========             ========         =========
1997 - Allowance for loss on
     foreclosed real estate          $  703,100             --               --                 26,400(B)        676,700
                                     ==========         ========         ========             ========         =========
1996 - Allowance for loss on
     foreclosed real estate          $  486,400          356,300             --                139,600(B)        703,100
                                     ==========         ========         ========             ========         =========
1995 - Allowance for loss on
     foreclosed real estate          $  745,900             --           (259,500)(A)             --             486,400
                                     ==========         ========         ========             ========         =========

(A)    Recoveries and other adjustments
(B)    Write-offs

                    HUDSON GENERAL CORPORATION & SUBSIDIARIES

                                  EXHIBIT INDEX

                                                                                   Sequentially
     Exhibit                                                                         Numbered
       No.                    Exhibit                                                  Pages
       ---                    -------                                                 -------
      3.2(a)      Amendment to By-laws of the Registrant.                               56-57

      3.2(b)      By-laws of the Registrant, as amended to date.                        58-95

        11        Computations of Earnings Per Share Information                        96-98

                  - Primary and Fully Diluted.

        13        The Registrant's 1997 Annual Report to Shareholders, which           99-127
                  report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed to be filed as part of this filing.

        21        Subsidiaries of the Registrant.                                     128-129

        23        Consent of KPMG Peat Marwick LLP, the Corporation's                 130-131
                  independent auditors, to the incorporation by reference
                  into the Corporation's Registration Statement on Form
                  S-8, as amended, Registration No. 2-75137.

        27        Financial Data Schedule.                                            132