Form 10-Q
period 1997-09-30
HUDSON GENERAL CORP
filed 1997-11-04
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

Common Stock, par value $1.00 per share: 1,741,149 shares outstanding at October 31, 1997.

                          PART I - FINANCIAL STATEMENTS

                                             HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                                          Three Months Ended
                                                                                                             September 30,
                                                                                                        1997               1996
                                                                                                    -----------         -----------
                                                                                                    (Unaudited)         (Unaudited)
Revenues ...................................................................................        $ 1,384,000         $ 1,150,000
                                                                                                    -----------         -----------

Costs and expenses:
  Depreciation and amortization ............................................................            176,000             190,000
  Selling, general & administrative ........................................................          1,697,000           1,773,000
                                                                                                    -----------         -----------
    Total costs and expenses ...............................................................          1,873,000           1,963,000
                                                                                                    -----------         -----------

Operating loss .............................................................................           (489,000)           (813,000)

Equity in earnings of Hudson General LLC ...................................................          1,429,000           1,584,000
Equity in loss of Kohala Joint Venture .....................................................           (694,000)           (685,000)
Interest income ............................................................................            922,000             970,000
                                                                                                    -----------         -----------

Earnings before provision for income taxes .................................................          1,168,000           1,056,000

Provision for income taxes .................................................................            386,000             370,000
                                                                                                    -----------         -----------

Net earnings ...............................................................................        $   782,000         $   686,000
                                                                                                    ===========         ===========

Earnings per share, primary ................................................................        $       .44         $       .39
                                                                                                    ===========         ===========

Earnings per share, fully diluted ..........................................................        $       .44         $       .37
                                                                                                    ===========         ===========

Cash dividends per common share ............................................................        $        --         $        --
                                                                                                    ===========         ===========
Weighted average common and common
  equivalent shares outstanding:
  Primary ..................................................................................          1,763,000           1,770,000
                                                                                                    ===========         ===========
  Fully diluted ............................................................................          1,764,000           2,007,000
                                                                                                    ===========         ===========

See accompanying notes to consolidated financial statements.


                                                                 3

                          HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                                              September 30,           June 30,
                                                                  1997                 1997
                                                              ------------         ------------
                                                               (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents ..........................        $ 16,492,000         $ 18,425,000
  Investment securities available for sale ...........           9,764,000            8,792,000
  Receivables ........................................             613,000              540,000
  Advances to Hudson General LLC - net ...............           1,356,000              361,000
  Prepaid expenses and other assets ..................              66,000              250,000
                                                              ------------         ------------
    Total current assets .............................          28,291,000           28,368,000

Property and equipment at cost,
  less accumulated depreciation and amortization .....           2,721,000            2,902,000
Investment in Hudson General LLC .....................          27,824,000           26,395,000
Investment in Kohala Joint Venture - net .............           5,676,000            5,893,000
Note receivable from Hudson General LLC ..............           3,130,000            4,630,000
                                                              ------------         ------------
                                                              $ 67,642,000         $ 68,188,000
                                                              ============         ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................        $     66,000         $    161,000
  Accrued expenses and other liabilities .............           1,048,000            2,536,000
  Income taxes payable ...............................             162,000                   --
                                                              ------------         ------------
    Total current liabilities ........................           1,276,000            2,697,000
                                                              ------------         ------------
Deferred income taxes ................................             107,000              107,000
                                                              ------------         ------------
Stockholders' Equity:
  Serial preferred stock (authorized 100,000 shares of
   $1 par value) - none outstanding ..................                  --                   --
  Common stock (authorized 7,000,000 shares of $1 par
   value) - issued 2,098,160 and 2,092,160 shares ....           2,098,000            2,092,000
  Paid in capital ....................................          48,819,000           48,732,000
  Retained earnings ..................................          26,504,000           25,722,000
  Treasury stock, at cost, 357,311 shares ............         (11,162,000)         (11,162,000)
                                                              ------------         ------------
    Total stockholders' equity .......................          66,259,000           65,384,000
                                                              ------------         ------------
                                                              $ 67,642,000         $ 68,188,000
                                                              ============         ============

See accompanying notes to consolidated financial statements.


                                               4

                           HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                          September 30,
                                                                    1997                 1996
                                                                ------------         ------------
                                                                 (Unaudited)          (Unaudited)
Cash flows from operating activities:
  Net earnings .........................................        $    782,000         $    686,000
  Adjustments to reconcile net earnings to net
    cash used by operating activities:
    Depreciation and amortization ......................             176,000              190,000
    Equity in earnings of Hudson General LLC ...........          (1,429,000)          (1,584,000)
    Equity in loss of Kohala Joint Venture .............             694,000              685,000
    Accrual of interest income on Kohala Joint
      Venture advances .................................            (477,000)            (443,000)
    Change in other current assets and liabilities:
      Receivables ......................................             (73,000)            (599,000)
      Prepaid expenses and other assets ................             184,000              289,000
      Accounts payable .................................             (95,000)            (369,000)
      Accrued expenses and other liabilities ...........          (1,488,000)          (2,334,000)
      Income taxes payable .............................             162,000                   --
    Other - net ........................................                  --               23,000
                                                                ------------         ------------
      Net cash used by operating activities ............          (1,564,000)          (3,456,000)
                                                                ------------         ------------

Cash flows from investing activities:
  Purchase of investment securities available for sale .            (972,000)                  --
  Purchases of property and equipment ..................             (12,000)             (36,000)
  Proceeds from sale of property and equipment .........              17,000                4,000
  Repayment of advances to Hudson General LLC - net ....               5,000              156,000
  Collections of note receivable from Hudson General LLC             500,000           16,095,000
                                                                ------------         ------------
      Net cash (used) provided by investing activities .            (462,000)          16,219,000
                                                                ------------         ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...............              93,000               24,000
                                                                ------------         ------------
       Net cash provided by financing activities .......              93,000               24,000
                                                                ------------         ------------

Net (decrease)increase in cash and cash equivalents ....          (1,933,000)          12,787,000
Cash and cash equivalents at beginning of period .......          18,425,000           12,701,000
                                                                ------------         ------------
Cash and cash equivalents at end of period .............        $ 16,492,000         $ 25,488,000
                                                                ============         ============

See accompanying notes to consolidated financial statements.


                                                5

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Hudson General Corporation and Subsidiaries (the Corporation) as of September 30, 1997 and June 30, 1997, and the results of operations and cash flows for the three months ended September 30, 1997 and 1996. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

      The consolidated financial statements include the accounts of the Corporation and the Subsidiaries for which it exercises effective control. All material intercompany accounts and transactions have been eliminated in consolidation. Kohala Joint Venture, a land development venture in Hawaii in which the Corporation has a 50% interest (the Venture), is accounted for under the equity method of accounting (see Note 3). Effective June 1, 1996, the Corporation consummated a transaction (the Transaction) in which a third party, Lufthansa Airport and Ground Services GmbH (LAGS), an indirect wholly owned subsidiary of Deutsche Lufthansa AG, acquired a 26% interest in the Corporation's aviation services business (the Aviation Business). As part of the Transaction, the Corporation transferred substantially all of the assets and liabilities of the Aviation Business to Hudson General LLC (Hudson LLC), a newly-formed limited liability company (see Note 2). LAGS received a 26% interest in Hudson LLC. At the same time, the Corporation, Hudson LLC and LAGS USA Inc., a wholly owned subsidiary of LAGS (LAGS USA), entered into a Limited Liability Company Agreement effective June 1, 1996 (the LLC Agreement). Due to the provisions in the LLC Agreement, effective June 1, 1996, the Corporation has accounted for its interest in Hudson LLC under the equity method of accounting. As a result, the consolidated statements of earnings of the Corporation contain the operating results of the Aviation Business under the equity method of accounting.

      The accounting policies followed by the Corporation are stated in Note 1 to the Corporation's consolidated financial statements in the 1997 Hudson General Corporation Annual Report filed under Item 8 to Form 10-K for the Corporation's fiscal year ended June 30, 1997.

2.    The summary consolidated balance sheets for Hudson LLC are as follows:

                                                         September 30,        June 30,
                                                            1997               1997
                                                         -----------        -----------
                                                         (Unaudited)
Cash and cash equivalents .......................        $ 8,174,000        $12,324,000
Accounts and notes receivable - net .............         15,206,000         15,289,000
Other current assets ............................          2,997,000          2,711,000
                                                         -----------        -----------
   Total current assets .........................         26,377,000         30,324,000

Property, equipment and leasehold rights at cost,
 less accumulated depreciation and amortization .         45,244,000         44,948,000
Other assets - net ..............................          2,348,000          2,248,000
                                                         -----------        -----------
                                                         $73,969,000        $77,520,000
                                                         ===========        ===========

Accounts payable ................................        $14,683,000        $18,528,000
Accrued expenses and other liabilities ..........         17,684,000         18,791,000
Advances from Hudson General Corporation - net ..          1,356,000            361,000
                                                         -----------        -----------
   Total current liabilities ....................         33,723,000         37,680,000

Note payable to Hudson General Corporation ......          3,130,000          4,630,000
Members' equity .................................         37,116,000         35,210,000
                                                         -----------        -----------
                                                         $73,969,000        $77,520,000
                                                         ===========        ===========

Summary results of operations for Hudson LLC are as follows:

                                                          Three Months Ended
                                                            September 30,
                                                      1997                 1996
                                                  ------------         ------------
                                                  (Unaudited)           (Unaudited)
Revenues                                          $ 39,356,000         $ 36,379,000
                                                  ------------         ------------

Operating costs                                     31,702,000           29,062,000
Depreciation and amortization                        1,968,000            1,676,000
Selling, general & administrative costs              3,472,000            3,109,000
                                                  ------------         ------------
   Total costs and expenses                         37,142,000           33,847,000
                                                  ------------         ------------

Operating income                                     2,214,000            2,532,000

Interest income                                        178,000              284,000
Interest expense                                       (84,000)            (389,000)
                                                  ------------         ------------
Earnings before provision for income taxes           2,308,000            2,427,000
Provision for income taxes                             377,000              310,000
                                                  ------------         ------------

   Net earnings                                   $  1,931,000         $  2,117,000
                                                  ============         ============

The Corporation's 74% share of Hudson LLC's results, as calculated in accordance with the LLC Agreement, was $1,429,000 and $1,584,000 for the three months ended September 30, 1997 and 1996, respectively, and are shown as "Equity in earnings of Hudson General LLC" in the accompanying consolidated statements of earnings.

Effective June 1, 1996 pursuant to the terms of the Unit Purchase and Option Agreement dated February 27, 1996 (the Purchase Agreement) between the Corporation and LAGS, the Corporation transferred substantially all of the assets and liabilities of the Aviation Business to Hudson LLC. In exchange for the transfer of such assets and liabilities and the assumption by Hudson LLC, as co-obligor with the Corporation, of all of the Corporation's 7% convertible subordinated debentures (the Debentures), the Corporation received a 74% interest in Hudson LLC. In addition, Hudson LLC sold LAGS a 26% interest in Hudson LLC, for a purchase price of $23,686,000 in cash (after certain adjustments), of which $15,848,000 was paid at the closing, and deferred payments (the Deferred Payments) of $2,650,000 and $5,188,000 plus interest thereon were made, respectively, in September 1996 and December 1996. The Corporation's investment in Hudson LLC and paid in capital were increased by its 74% interest in the Deferred Payments. The Purchase Agreement, as amended, provides LAGS an option (the LAGS Option), exercisable on October 1 of each year from 1996 through 1999, effective as of the preceding July 1, pursuant to which LAGS may increase its equity ownership in Hudson LLC from 26% to a maximum of 49%, for a price based on a formula related to the average earnings of the Aviation Business over the four fiscal years preceding the exercise of the option, subject to certain minimum and maximum amounts.

The LLC Agreement, as amended, stipulates that the Corporation and LAGS USA will share profits and losses in the same proportion as their respective equity interests in Hudson LLC, except that the Corporation was entitled to all interest earned on the Deferred Payments. In addition, LAGS USA will not share in any pre-tax earnings, as defined, of the Aviation Business in excess of $14,690,000 and $15,863,000 in fiscal 1997 and 1998, respectively, unless the aggregate of the pre-tax earnings of the Aviation Business for fiscal 1997 and 1998 exceeds $30,553,000. In addition, 100% of Hudson LLC's net earnings in June 1996 were allocated to the Corporation.

The LLC Agreement, as amended, provides that distributions will be paid annually in an amount at least equal to 50% of domestic net income and 10% of Canadian pre-tax earnings, as defined, from the Aviation Business. Such distributions, totaling approximately $8,300,000 for fiscal 1997 and the month of June 1996 were made in October 1997.

As a result of the conversion of Debentures into shares of the Corporation's common stock in fiscal 1996 and 1997, Hudson LLC is, on a subordinated basis (as defined), indebted to the Corporation (the Corporate Subordinated Debt). At September 30, 1997, the balance of the Corporate Subordinated Debt was $4,630,000. Hudson LLC is obligated to repay $1,500,000 of such debt to the Corporation on July 15, 1998 and on each July 15th thereafter until the entire principal balance is satisfied. The noncurrent portion of the Corporate Subordinated Debt in the amount of $3,130,000 is shown as "Note receivable from Hudson General LLC" in the accompanying consolidated balance sheet at September 30, 1997. The current portion of this debt at September 30, 1997, in the amount of $1,500,000, is included in "Advances to Hudson General LLC - net" in the accompanying consolidated balance sheets. Interest on the Corporate Subordinated Debt is payable semi-annually in January and July at the rate of 7% per annum.

3. The Corporation is a partner in the Venture which was formed to acquire, develop and sell approximately 4,000 contiguous acres of land in Hawaii (the Project).

      The summary consolidated balance sheets for the Venture are as follows:

                                                           September 30,           June 30,
                                                               1997                 1997
                                                           ------------         ------------
                                                           (Unaudited)
      Cash and equivalents ........................        $  1,012,000         $    730,000
      Land and development costs ..................           9,319,000            9,264,000
      Mortgages, accounts and notes receivable ....           1,755,000            2,779,000
      Foreclosed real estate - net ................           3,137,000            2,854,000
      Other assets - net ..........................           1,589,000            1,590,000
                                                           ------------         ------------
                                                           $ 16,812,000         $ 17,217,000
                                                           ============         ============

      Partner advances and accrued interest payable        $ 55,034,000           54,013,000
      Accounts payable and accrued expenses .......           1,124,000            1,162,000
      Partners' deficit ...........................         (39,346,000)         (37,958,000)
                                                           ------------         ------------
                                                           $ 16,812,000         $ 17,217,000
                                                           ============         ============

    Summary results of operations for the Venture are as follows:

                                                                     Three Months Ended
                                                                        September 30,
                                                                   1997               1996
                                                             -----------         -----------
                                                             (Unaudited)         (Unaudited)
      Net sales ...................................         $    76,000          $   300,000
                                                            -----------          -----------

      Cost of sales ...............................                  --              202,000
      Selling, general and administrative costs....             499,000              615,000
      Interest - net ..............................             965,000              852,000
                                                            -----------          -----------
      Total costs .................................           1,464,000            1,669,000
                                                            -----------          -----------

      Net loss ....................................         $(1,388,000)         $(1,369,000)
                                                            ===========          ===========

      The Corporation's 50% share of the Venture's results were losses of $694,000 and $685,000 for the three months ended September 30, 1997 and 1996, respectively, and have been included in "Equity in loss of Kohala Joint Venture" in the accompanying consolidated statements of earnings. The Corporation's partner in the Venture is Oxford Kohala, Inc. (the Partner), a wholly owned subsidiary of Oxford First Corporation (Oxford First). Under the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement), the partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the land. During the three months ended September 30, 1997, the Corporation did not make any advances to the Venture. The Corporation's net advances (including accrued interest) at September 30, 1997 were $19,017,000.

4.    Accrued expenses and other liabilities consisted of the following:

                                  September 30,        June 30,
                                      1997              1997
                                   ----------        ----------
                                   (Unaudited)

      Salaries and wages ..        $  374,000        $1,940,000
      Retirement plan costs           369,000           319,000
      Other ...............           305,000           277,000
                                   ----------        ----------

                                   $1,048,000        $2,536,000
                                   ==========        ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Effective June 1, 1996, the Corporation consummated a transaction (the Transaction) in which a third party, Lufthansa Airport and Ground Services GmbH
(LAGS), acquired a 26% interest in the Corporation's aviation services business (the Aviation Business). As part of the Transaction, the Corporation transferred substantially all of the assets and liabilities of the Aviation Business to Hudson General LLC (Hudson LLC), a newly-formed limited liability company (see Notes 1 and 2). Effective June 1, 1996, the Corporation has accounted for its interest in Hudson LLC under the equity method of accounting. As a result, the Corporation's consolidated statements of earnings for the three months ended September 30, 1997 and 1996 contain the operating results of the Aviation Business under the equity method of accounting. (For an analysis of the results of the Aviation Business, see the table and related management's discussion which appear below.)

      The Corporation's revenues for the three months ended September 30, 1997 increased $.2 million or 20.3% compared with the corresponding period of the prior year. The increase is due primarily to higher overhead fees billed by the Corporation to Hudson LLC. (The Corporation and LAGS USA Inc., a wholly-owned subsidiary of LAGS and a party to the Limited Liability Company Agreement of Hudson LLC, agreed to raise these overhead fees for fiscal 1998 to 3-1/2% of Hudson LLC's consolidated domestic revenues and 1-1/4% of Hudson LLC's consolidated Canadian revenues.) Depreciation and amortization for the three months ended September 30, 1997 approximated that of the corresponding period of the previous year. Selling, general and administrative expenses for the three months ended September 30, 1997 decreased $.1 million or 4.3%, compared with the corresponding period of the prior year.

      The Corporation's 74% share of earnings from Hudson LLC for the three months ended September 30, 1997 as compared with the corresponding period of the prior year decreased $.2 million, from $1.6 million to $1.4 million. The Corporation's 50% share of losses from its real estate joint venture in Hawaii (the Venture) for the three months ended September 30, 1997 approximated that of the corresponding period of the previous year. As is usual for companies with land development operations, the contribution to future results from such operations will fluctuate depending upon land sales closed in each reported period.

      Interest income for the three months ended September 30, 1997 was comparable with that of the corresponding period of the prior year. The Corporation's provision for income taxes for the three months ended September 30, 1997 increased slightly from the corresponding period of the previous year due mainly to higher pre-tax earnings.

      The following table and related management's discussion are intended to provide a presentation and analysis of results of the Aviation Business conducted by Hudson LLC.

                                                      Three Months Ended
                                                        September 30,
                                                     1997           1996
                                                     ----           ----
                                                       (in thousands)
      Revenues ............................        $39,356        $36,379
                                                   -------        -------
      Costs and expenses:
        Operating .........................         31,702         29,062
        Depreciation and amortization .....          1,968          1,676
        Selling, general and administrative          3,472          3,109
                                                   -------        -------
      Total costs and expenses ............         37,142         33,847
                                                   -------        -------
      Operating income ....................        $ 2,214        $ 2,532
                                                   =======        =======

      Revenues for the three months ended September 30, 1997 increased $3.0 million, or 8.2%, compared with the corresponding period of the prior year. The increase reflects higher: (i) ground handling service revenues of $2.2 million, due primarily to expanded services to new and existing customers; and (ii) domestic aircraft fueling revenues of $.5 million resulting primarily from expanded into plane fueling services.

      Costs and expenses for the three months ended September 30, 1997 increased $3.3 million, or 9.7%, compared with the corresponding period of the previous year. Operating costs for the three months ended September 30, 1997 increased $2.6 million, or 9.1%, compared with the corresponding period of the previous year as a result of higher: (i) labor and related costs associated with expanded ground handling operations; and (ii) fleet maintenance costs related primarily to ground handling and ground transportation operations.

      Depreciation and amortization expenses for the three months ended September 30, 1997 increased $.3 million, or 17.4%, compared with the corresponding period of the previous year due mainly to additions of ground handling equipment.

      Selling, general and administrative expenses for the three months ended September 30, 1997 increased $.4 million, or 11.7%, compared with the corresponding period of the previous year. The increase primarily reflects higher: (i) overhead fees paid to the Corporation as noted above; and (ii) administrative and related costs.

      Operating income for the three months ended September 30, 1997 decreased $.3 million compared with the corresponding period of the previous year due primarily to: (i) decreased results associated with ground transportation operations; (ii) higher selling, general and administrative expenses as described above; and (iii) higher depreciation and amortization. Partially offsetting the decreases were improved results from ground handling and domestic aircraft fueling operations.

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

Liquidity and Capital Expenditures and Commitments

        The Corporation's recurring sources of liquidity are funds provided from Hudson LLC and bank lines of credit. As a result of the Transaction, Hudson LLC pays to the Corporation an overhead fee, which for fiscal 1998 was raised to the sum of 3-1/2% of Hudson LLC's consolidated domestic revenues and 1-1/4% of Hudson LLC's consolidated Canadian revenues. It is anticipated that approximately $3.0 million of the Corporation's overhead will not be allocated to Hudson LLC on an annual basis. In addition, the LLC Agreement provides that distributions from Hudson LLC will be paid annually to the Corporation and LAGS (the Members) in amounts at least equal to 50% of domestic net income and 10% of Canadian pre-tax earnings for the fiscal year from the Aviation Business, as defined, multiplied by the Members' respective equity interests in Hudson LLC. The Corporation's 74% share of such minimum distribution for fiscal 1997 and its 100% share of June 1996 earnings, in the total amount of $6.8 million, were received in October 1997. Furthermore, as a result of the conversion of the Corporation's 7% convertible subordinated debentures (the Debentures) in fiscal 1996 and 1997 into shares of the Corporation's common stock, Hudson LLC is, on a subordinated basis (as defined), indebted to the Corporation. During the three months ended September 30, 1997, Hudson LLC repaid $.5 million of such debt to the Corporation. Hudson LLC is obligated to repay to the Corporation $1.5 million on July 15, 1998 and on each July 15th thereafter until the remaining principal balance of $4.6 million is satisfied.

        Pursuant to a Revolving Credit Agreement (the Credit Agreement) with a group of banks dated June 1, 1996, the Corporation may borrow funds (including outstanding letters of credit) up to a limit of $6.0 million until June 30, 1999 at which time the Credit Agreement terminates. There were no direct borrowings or letters of credit outstanding at September 30, 1997.

        During the three months ended September 30, 1997 and 1996, net cash used by operating activities was $1.6 and $3.5 million, respectively, due mainly to:
(i) payments of accrued expenses and other liabilities; and (ii) equity in earnings of Hudson LLC which were not distributed to the Corporation. Net cash used by investing activities for the three months ended September 30, 1997 was $.5 million, while net cash provided by investing activities was $16.2 million for the three months ended September 30, 1996 due mainly to Hudson LLC's partial repayment of the outstanding balance of its subordinated debt to the Corporation. Cash and cash equivalents were $16.5 and $18.4 million at September 30, 1997 and June 30, 1997, respectively.

        In fiscal 1997, the Board of Directors authorized the repurchase of up to 400,000 shares of the Corporation's common stock, which purchases could be made from time to time in either open market or privately negotiated transactions. Prior to the fiscal 1997 authorization, the Corporation still had authority to repurchase up to 35,700 shares from a previous authorization. During fiscal 1997, the Corporation repurchased 243,000 shares in the open market for an aggregate purchase price of $9.2 million. No shares were repurchased during the three months ended September 30, 1997.

        During fiscal 1992, the County of Hawaii passed an ordinance pursuant to which the Venture, after subdivision approvals are obtained, would be able to develop Phase IV of the project into 1,490 units. Pursuant to such ordinance, the Venture is required to expend approximately $2.3 million for public infrastructural improvements and in lieu payments. Shortly after passage of the ordinance, a lawsuit against the County of Hawaii was filed in the Circuit Court of Hawaii by two local residents of Hawaii (Plaintiffs) seeking to invalidate such ordinance on various grounds including that the ordinance was adopted without following State of Hawaii procedure relating to the preparation of an Environmental Impact Statement. During fiscal 1993, the Judge in this action granted Plaintiffs' motion for partial summary judgment without indicating any effect on Phase IV zoning. The County and the Venture appealed this ruling. The appeal was heard before the Hawaii Supreme Court in March 1994, and on May 6, 1997, the Supreme Court vacated the summary judgment which was previously granted and remanded certain related issues to the Circuit Court for that Court to decide. The Venture cannot, at this time, determine the impact of the Supreme Court's ruling and the Circuit Court's proceedings on the timing of development of Phase IV or the expenditures related thereto.

        The Joint Venture Agreement provides that the Corporation and its partner in the Venture, Oxford Kohala, Inc. (the Partner) are obligated to make equal advances of any of the Venture's required fundings. It is anticipated that the Venture's capital commitments will be funded by cash flow from its operations and advances from the Corporation and the Partner and that any advances which the Corporation may be required to make to the Venture will be provided from the Corporation's cash flow and lines of credit. Pursuant to the Credit Agreement the Corporation may advance up to $2.0 million to the Venture in any fiscal year or up to $5.0 million during the term of the Credit Agreement, net of any distributions received from the Venture by the Corporation during such periods. Since the inception of the Credit Agreement, the Corporation has not increased its net advances to the Venture. At present, it is anticipated that the advances required to meet the obligations of the Venture will not exceed the limits set forth in the Credit Agreement.

        At September 30, 1997, the Venture had commitments (in addition to the commitments noted above) aggregating $2.6 million for project expenditures. Included in this amount is $1.7 million for the construction of water well equipment and a reservoir by June 30, 1999. It is currently expected that funds for most of the Venture's other commitments will be expended subsequent to fiscal 1998.

        The extent to which advances to the Venture will be required in the future, as well as the timing of the return to the Corporation of the advances made by it, will depend upon the amount of sales generated by the Venture, the terms upon which parcels are sold and expenses incurred in the planning and development of future phases of the Project.

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

                                               HUDSON GENERAL CORPORATION
                                               ---------------------------------
                                                   (Registrant)

Date:  November 4, 1997
       ----------------
                                                /s/ MICHAEL RUBIN
                                               ---------------------------------
                                                    Michael Rubin
                                                    President

                                                /s/ BARRY REGENSTEIN
                                               ---------------------------------
                                                    Barry Regenstein
                                                    Chief Financial Officer

                    HUDSON GENERAL CORPORATION & SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
No.                                 Exhibit                        Page No.
-------                             -------                        --------
11                Computations of Earnings Per Share
                  Information, Primary and Fully Diluted -
                  Net Earnings                                     19 - 21

27                Financial Data Schedule                          22 - 23