Form 10-Q
period 1997-12-31
HUDSON GENERAL CORP
filed 1998-02-11
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

Common Stock, par value $1.00 per share: 1,744,149 shares outstanding at January 31, 1998.

                          PART I - FINANCIAL STATEMENTS

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                           Three Months Ended                       Six Months Ended
                                                               December 31,                            December 31,
                                                        1997                  1996              1997                  1996
                                                     (Unaudited)          (Unaudited)        (Unaudited)           (Unaudited)

Revenues ..................................         $ 1,381,000          $ 1,154,000          $ 2,765,000          $ 2,304,000
                                                    -----------          -----------          -----------          -----------

Costs and expenses:
  Depreciation and amortization ...........             171,000              187,000              347,000              377,000
  Selling, general & administrative .......           1,891,000            1,972,000            3,588,000            3,745,000
                                                    -----------          -----------          -----------          -----------
    Total costs and expenses ..............           2,062,000            2,159,000            3,935,000            4,122,000
                                                    -----------          -----------          -----------          -----------


Operating loss ............................            (681,000)          (1,005,000)          (1,170,000)          (1,818,000)


Equity in earnings of Hudson General LLC ..           2,515,000            3,107,000            3,944,000            4,691,000
Equity in loss of Kohala Joint Venture ....            (703,000)            (663,000)          (1,397,000)          (1,348,000)
Interest income ...........................           1,027,000            1,071,000            1,949,000            2,041,000
                                                    -----------          -----------          -----------          -----------

Earnings before provision for income taxes            2,158,000            2,510,000            3,326,000            3,566,000

Provision for income taxes ................             775,000              850,000            1,161,000            1,220,000
                                                    -----------          -----------          -----------          -----------


Net earnings ..............................         $ 1,383,000          $ 1,660,000          $ 2,165,000          $ 2,346,000
                                                    ===========          ===========          ===========          ===========


Earnings per share, basic .................         $       .79          $       .86          $      1.24          $      1.28
                                                    ===========          ===========          ===========          ===========

Earnings per share, diluted ...............         $       .79          $       .85          $      1.23          $      1.21
                                                    ===========          ===========          ===========          ===========

Cash dividends per common share ...........         $       .50          $       .25          $       .50          $       .25
                                                    ===========          ===========          ===========          ===========

Weighted average common shares outstanding:
  Basic ...................................           1,741,000            1,938,000            1,739,000            1,839,000
                                                    ===========          ===========          ===========          ===========
  Diluted .................................           1,757,000            1,957,000            1,754,000            1,974,000
                                                    ===========          ===========          ===========          ===========



See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,            June 30,
                                                                   1997                  1997
                                                               ------------          ------------
                                                               (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents ..........................         $ 16,097,000          $ 18,425,000
  Investment securities available for sale ...........           12,690,000             8,792,000
  Receivables ........................................              873,000               540,000
  Advances to Hudson General LLC - net ...............           11,844,000               361,000
  Prepaid expenses and other assets ..................               63,000               250,000
                                                               ------------          ------------
    Total current assets .............................           41,567,000            28,368,000

Property and equipment at cost,
  less accumulated depreciation and amortization .....            2,594,000             2,902,000
Investment in Hudson General LLC .....................           17,633,000            26,395,000
Investment in Kohala Joint Venture - net .............            5,450,000             5,893,000
Note receivable from Hudson General LLC ..............            3,130,000             4,630,000
                                                               ------------          ------------
                                                               $ 70,374,000          $ 68,188,000
                                                               ============          ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................         $    117,000          $    161,000
  Accrued expenses and other liabilities .............            2,294,000             2,536,000
  Income taxes payable ...............................            1,079,000                  --
                                                               ------------          ------------
    Total current liabilities ........................            3,490,000             2,697,000
                                                               ------------          ------------

Deferred income taxes ................................              107,000               107,000
                                                               ------------          ------------

Stockholders' Equity:
  Serial preferred stock (authorized 100,000 shares of
   $1 par value) - none outstanding ..................                 --                    --
  Common stock (authorized 7,000,000 shares of $1 par
   value) - issued 2,098,460 and 2,092,160 shares ....            2,098,000             2,092,000
  Paid in capital ....................................           48,825,000            48,732,000
  Retained earnings ..................................           27,016,000            25,722,000
  Treasury stock, at cost, 357,311 shares ............          (11,162,000)          (11,162,000)
                                                               ------------          ------------
    Total stockholders' equity .......................           66,777,000            65,384,000
                                                               ------------          ------------
                                                               $ 70,374,000          $ 68,188,000
                                                               ============          ============

  See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                            December 31,
                                                                      1997                  1996
                                                                  ------------          ------------
                                                                   (Unaudited)           (Unaudited)
Cash flows from operating activities:
  Net earnings ..........................................         $  2,165,000          $  2,346,000
  Adjustments to reconcile net earnings to net
    cash used by operating activities:
    Depreciation and amortization .......................              347,000               377,000
    Equity in earnings of Hudson General LLC ............           (3,944,000)           (4,691,000)
    Equity in loss of Kohala Joint Venture ..............            1,397,000             1,348,000
    Accrual of interest income on Kohala Joint
      Venture advances ..................................             (954,000)             (883,000)
    Change in other current assets and liabilities:
      Receivables .......................................             (333,000)             (254,000)
      Prepaid expenses and other assets .................              187,000               255,000
      Accounts payable ..................................              (44,000)             (349,000)
      Accrued expenses and other liabilities ............           (1,113,000)           (1,891,000)
      Income taxes payable ..............................            1,079,000             1,059,000
    Other - net .........................................                 --                  21,000
                                                                  ------------          ------------
      Net cash used by operating activities .............           (1,213,000)           (2,662,000)
                                                                  ------------          ------------

Cash flows from investing activities:
  Purchase of investment securities available for sale ..           (3,898,000)                 --
  Purchases of property and equipment ...................              (58,000)              (55,000)
  Proceeds from sale of property and equipment ..........               19,000                 4,000
  Distributions from Hudson General LLC .................           12,706,000                  --
  Advances to Hudson General LLC - net ..................          (10,483,000)             (645,000)
  Collections of note receivable from Hudson General LLC               500,000            21,283,000
  Advances to Kohala Joint Venture - net ................                 --                 (74,000)
                                                                  ------------          ------------
      Net cash (used) provided by investing activities ..           (1,214,000)           20,513,000
                                                                  ------------          ------------

  Cash flows from financing activities:
    Proceeds from issuance of common stock ..............               99,000                24,000
    Purchase of treasury stock ..........................                 --              (3,356,000)
                                                                  ------------          ------------
         Net cash provided (used) by financing activities               99,000            (3,332,000)
                                                                  ------------          ------------

  Net (decrease)increase in cash and cash equivalents ...           (2,328,000)           14,519,000
  Cash and cash equivalents at beginning of period ......           18,425,000            12,701,000
                                                                  ------------          ------------
  Cash and cash equivalents at end of period ............         $ 16,097,000          $ 27,220,000
                                                                  ============          ============

See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Hudson General Corporation and Subsidiaries (the Corporation) as of December 31, 1997 and June 30, 1997, and the results of operations for the three and six months, and cash flows for the six months ended December 31, 1997 and 1996. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

         The consolidated financial statements include the accounts of the Corporation and the Subsidiaries for which it exercises effective control. All material intercompany accounts and transactions have been eliminated in consolidation. Kohala Joint Venture, a land development joint venture in Hawaii in which the Corporation has a 50% interest (the Venture), is accounted for under the equity method of accounting (see Note 3). Effective June 1, 1996, the Corporation consummated a transaction (the Transaction) in which a third party, Lufthansa Airport and Ground Services GmbH (LAGS), an indirect wholly owned subsidiary of Deutsche Lufthansa AG, acquired a 26% interest in the Corporation's aviation services business (the Aviation Business). As part of the Transaction, the Corporation transferred substantially all of the assets and liabilities of the Aviation Business to Hudson General LLC (Hudson LLC), a newly-formed limited liability company (see Note 2). LAGS received a 26% interest in Hudson LLC. At the same time, the Corporation, Hudson LLC and LAGS USA Inc., a wholly owned subsidiary of LAGS (LAGS USA), entered into a Limited Liability Company Agreement effective June 1, 1996 (the LLC Agreement). Due to the provisions in the LLC Agreement, effective June 1, 1996, the Corporation has accounted for its interest in Hudson LLC under the equity method of accounting. As a result, the consolidated statements of earnings of the Corporation contain the operating results of the Aviation Business under the equity method of accounting.

         The accounting policies followed by the Corporation are stated in Note 1 to the Corporation's consolidated financial statements in the 1997 Hudson General Corporation Annual Report filed under Item 8 to Form 10-K for the Corporation's fiscal year ended June 30, 1997 (See Note 5 for a discussion of the Corporation's adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share).

2.       The summary consolidated balance sheets for Hudson LLC are as follows:

                                                          December 31,          June 30,
                                                              1997                1997
                                                          -----------         -----------
                                                          (Unaudited)
Cash and cash equivalents .......................         $ 2,592,000         $12,324,000
Accounts and notes receivable - net .............          19,247,000          15,289,000
Other current assets ............................           3,049,000           2,711,000
                                                          -----------         -----------
   Total current assets .........................          24,888,000          30,324,000

Property, equipment and leasehold rights at cost,
 less accumulated depreciation and amortization .          46,613,000          44,948,000
Other assets - net ..............................           1,417,000           2,248,000
                                                          -----------         -----------
                                                          $72,918,000         $77,520,000
                                                          ===========         ===========

Accounts payable ................................         $14,320,000         $18,528,000
Accrued expenses and other liabilities ..........          19,371,000          18,791,000
Advances from Hudson General Corporation - net ..          11,844,000             361,000
                                                          -----------         -----------
   Total current liabilities ....................          45,535,000          37,680,000

Note payable to Hudson General Corporation ......           3,130,000           4,630,000
Members' equity .................................          24,253,000          35,210,000
                                                          -----------         -----------
                                                          $72,918,000         $77,520,000
                                                          ===========         ===========

Summary results of operations for Hudson LLC are as follows:

                                                           Three Months Ended                          Six Months Ended
                                                              December 31,                               December 31,
                                                       1997                  1996                  1997                  1996
                                                    (Unaudited)          (Unaudited)           (Unaudited)           (Unaudited)

Revenues .................................         $ 42,444,000          $ 41,380,000          $ 81,800,000          $ 77,759,000
                                                   ------------          ------------          ------------          ------------

Operating costs ..........................           33,140,000            32,213,000            64,842,000            61,275,000
Depreciation and amortization ............            2,074,000             1,888,000             4,042,000             3,564,000
Selling, general & administrative costs ..            3,460,000             3,258,000             6,932,000             6,367,000
                                                   ------------          ------------          ------------          ------------
   Total costs and expenses ..............           38,674,000            37,359,000            75,816,000            71,206,000
                                                   ------------          ------------          ------------          ------------

Operating income .........................            3,770,000             4,021,000             5,984,000             6,553,000

Interest income ..........................               98,000               629,000               276,000               913,000
Interest expense .........................             (119,000)             (270,000)             (203,000)             (659,000)
                                                   ------------          ------------          ------------          ------------
Earnings before provision for income taxes            3,749,000             4,380,000             6,057,000             6,807,000
Provision for income taxes ...............              350,000               374,000               727,000               684,000
                                                   ------------          ------------          ------------          ------------

   Net earnings ..........................         $  3,399,000          $  4,006,000          $  5,330,000          $  6,123,000
                                                   ============          ============          ============          ============

         The Corporation's 74% share of Hudson LLC's results, as calculated in accordance with the LLC Agreement, was $2,515,000 and $3,107,000 for the three months ended December 31, 1997 and 1996, respectively, and $3,944,000 and $4,691,000 for the six months ended December 31, 1997 and 1996, respectively, and are shown as "Equity in earnings of Hudson General LLC" in the accompanying consolidated statements of earnings.

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

         The LLC Agreement, as amended, provides that distributions will be paid annually in an amount at least equal to 50% of domestic net income and 10% of Canadian pre-tax earnings, as defined, from the Aviation Business. Such distributions, totaling approximately $8,300,000 for fiscal 1997 and the month of June 1996 were made in October 1997. An additional distribution of $7,500,000 for fiscal 1997 was made in December 1997. During the six months ended December 31, 1997, the Corporation made net advances of $10,483,000 to Hudson LLC, which were utilized to make the distributions noted above.

         As a result of the conversion of Debentures into shares of the Corporation's common stock in fiscal 1996 and 1997, Hudson LLC is, on a subordinated basis (as defined), indebted to the Corporation (the Corporate Subordinated Debt). At December 31, 1997, the balance of the Corporate Subordinated Debt was $4,630,000. Hudson LLC is obligated to repay $1,500,000 of such debt to the Corporation on July 15, 1998 and on each July 15th thereafter until the entire principal balance is satisfied. The noncurrent portion of the Corporate Subordinated Debt in the amount of $3,130,000 is shown as "Note receivable from Hudson General LLC" in the accompanying consolidated balance sheet at December 31, 1997. The current portion of this debt at December 31, 1997, in the amount of $1,500,000, is included in "Advances to Hudson General LLC - net" in the accompanying consolidated balance sheets. Interest on the Corporate Subordinated Debt is payable semi-annually in January and July at the rate of 7% per annum.

3. The Corporation is a partner in the Venture which was formed to acquire, develop and sell approximately 4,000 contiguous acres of land in Hawaii (the Project).

         The summary consolidated balance sheets for the Venture are as follows:

                                                      December 31,            June 30,
                                                          1997                  1997
                                                      ------------          ------------
                                                      (Unaudited)
Cash and equivalents ........................         $    925,000          $    730,000
Land and development costs ..................            9,429,000             9,264,000
Mortgages, accounts and notes receivable ....            1,832,000             2,779,000
Foreclosed real estate - net ................            2,693,000             2,854,000
Other assets - net ..........................            1,562,000             1,590,000
                                                      ------------          ------------
                                                      $ 16,441,000          $ 17,217,000
                                                      ============          ============

Partner advances and accrued interest payable         $ 56,074,000            54,013,000
Accounts payable and accrued expenses .......            1,118,000             1,162,000

Partners' deficit ...........................          (40,751,000)          (37,958,000)
                                                      ------------          ------------

                                                      $ 16,441,000          $ 17,217,000
                                                      ============          ============


    Summary results of operations for the Venture are as follows:

                                    Three Months Ended                         Six Months Ended
                                       December 31,                               December 31,
                                  1997                1996                  1997                1996
                              -----------          -----------          -----------          -----------
                              (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
Net sales ...........         $    75,000          $    75,000          $   151,000          $   375,000
                              -----------          -----------          -----------          -----------

Cost of sales .......                --                   --                   --                202,000
Selling, general and
 administrative costs             492,000              510,000              991,000            1,125,000
Interest - net ......             988,000              891,000            1,953,000            1,743,000
                              -----------          -----------          -----------          -----------
   Total costs ......           1,480,000            1,401,000            2,944,000            3,070,000
                              -----------          -----------          -----------          -----------

   Net loss .........         $(1,405,000)         $(1,326,000)         $(2,793,000)         $(2,695,000)
                              ===========          ===========          ===========          ===========


The Corporation's 50% share of the Venture's results were losses of $703,000 and $663,000 for the three months ended December 31, 1997 and 1996, respectively, and $1,397,000 and $1,348,000 for the six months ended December 31, 1997 and 1996, respectively, and have been included in "Equity in loss of Kohala Joint Venture" in the accompanying consolidated statements of earnings. The Corporation's partner in the Venture is Oxford Kohala, Inc. (the Partner), a wholly owned subsidiary of Oxford First Corporation (Oxford First). Under the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement), the partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the land. During the six months ended December 31, 1997, the Corporation did not make any advances to the Venture. The Corporation's net advances (including accrued interest) at December 31, 1997 were $19,537,000.

4.       Accrued expenses and other liabilities consisted of the following:

                                 December 31,       June 30,
                                    1997              1997
                                 (Unaudited)

Salaries and wages ....         $  685,000         $1,940,000
Retirement plan costs .            411,000            319,000
Dividends payable .....            871,000               --
Other .................            327,000            277,000
                                ----------         ----------

                                $2,294,000         $2,536,000
                                ==========         ==========


5. Effective for the three months ended December 31, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, and has restated all prior-period earnings per share (EPS) data presented. This statement establishes standards for computing and presenting EPS, replacing the presentation of previously required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of earnings. The impact of the Corporation's adoption of this statement was not material to previously reported EPS amounts (see Exhibit 11).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Effective June 1, 1996, the Corporation consummated a transaction (the Transaction) in which a third party, Lufthansa Airport and Ground Services GmbH
(LAGS), acquired a 26% interest in the Corporation's aviation services business (the Aviation Business). As part of the Transaction, the Corporation transferred substantially all of the assets and liabilities of the Aviation Business to Hudson General LLC (Hudson LLC), a newly-formed limited liability company (see Notes 1 and 2). Effective June 1, 1996, the Corporation has accounted for its interest in Hudson LLC under the equity method of accounting and as a result, the Corporation's consolidated statements of earnings contain the operating results of the Aviation Business under the equity method of accounting. (For an analysis of the results of the Aviation Business, see the table and related management's discussion which appear below.)

        The Corporation's revenues for the three and six months ended December 31, 1997 increased $.2 and $.5 million, or 19.7% and 20.0%, respectively, compared with the corresponding periods of the prior year. The increase is due primarily to higher overhead fees billed by the Corporation to Hudson LLC. (The Corporation and LAGS USA Inc., a wholly-owned subsidiary of LAGS and a party to the Limited Liability Company Agreement of Hudson LLC, agreed to raise these overhead fees for fiscal 1998 to 3-1/2% of Hudson LLC's consolidated domestic revenues and 1-1/4% of Hudson LLC's consolidated Canadian revenues.) Depreciation and amortization for the three and six months ended December 31, 1997 approximated that of the corresponding periods of the previous year. Selling, general and administrative expenses for the three and six months ended December 31, 1997 decreased $.1 and $.2 million or 4.1% and 4.2%, respectively, compared with the corresponding periods of the prior year.

        The Corporation's 74% share of earnings from Hudson LLC for the three and six months ended December 31, 1997 decreased $.6 and $.7 million, respectively, as compared with the corresponding periods of the prior year. The Corporation's 50% share of losses from its real estate joint venture in Hawaii (the Venture) for the three and six months ended December 31, 1997 approximated that of the corresponding periods of the previous year. As is usual for companies with land development operations, the contribution to future results from such operations will fluctuate depending upon land sales closed in each reported period.

        Interest income for the three and six months ended December 31, 1997 was comparable with that of the corresponding periods of the prior year.

         The Corporation's provision for income taxes for the three and six months ended December 31, 1997 decreased slightly from the corresponding periods of the previous year due mainly to lower pre-tax earnings.

         The following table and related management's discussion are intended to provide a presentation and analysis of results of the Aviation Business conducted by Hudson LLC.

                                                 Three Months Ended              Six Months Ended
                                                    December 31,                    December 31,

                                                1997           1996            1997            1996
                                              -------         -------         -------         -------
                                                                  (in thousands)

Revenues ............................         $42,444         $41,380         $81,800         $77,759
                                              -------         -------         -------         -------
Costs and expenses:
  Operating .........................          33,140          32,213          64,842          61,275
  Depreciation and amortization .....           2,074           1,888           4,042           3,564
  Selling, general and administrative           3,460           3,258           6,932           6,367
                                              -------         -------         -------         -------
Total costs and expenses ............          38,674          37,359          75,816          71,206
                                              -------         -------         -------         -------
Operating income ....................         $ 3,770         $ 4,021         $ 5,984         $ 6,553
                                              =======         =======         =======         =======


         Revenues for the three and six months ended December 31, 1997 increased $1.1 and $4.0 million, or 2.6% and 5.2%, respectively, compared with the corresponding periods of the prior year. The increase reflects: (i) higher domestic ground handling service revenues of $1.4 and $3.2 million, respectively, due primarily to expanded services to new and existing customers;
(ii) higher domestic aircraft fueling revenues of $.5 and $1.0 million, respectively, resulting primarily from expanded intoplane fueling services;
(iii) the recognition of $.6 million of deferred income related to the prepayment (in October 1997) of a promissory note associated with the sale (in January 1994) of leases and other assets at Long Island MacArthur Airport; and
(iv) higher ground transportation revenues of $.3 million, for the six months ended December 31, 1997, due mainly to expanded service at a domestic airport location. The revenue increase was partially offset by lower: (i) Canadian ground handling revenues of $.9 and $.5 million, respectively, due mainly to lower sales of de-icing fluid and for the three months ended December 31, 1997:
(a) the negative impact of the mandated realignment by the local Airport Authority of flights between the two international airports in Montreal; (b) the cessation of operations by an airline customer; and (c) the decision by several airline customers to provide ground handling services with their own personnel and equipment or through subsidiaries or affiliated carriers; (ii) snow removal revenues of $.3 million for both periods; and (iii) revenues due to the effect of fluctuation in the average rates of exchange used in translating Canadian revenues to their U.S. dollar equivalent.

         Costs and expenses for the three and six months ended December 31, 1997 increased $1.3 and $4.6 million, or 3.5% and 6.5%, respectively, compared with the corresponding periods of the previous year. Operating costs for the three and six months ended December 31, 1997 increased $.9 and $3.6 million, or 2.9% and 5.8%, respectively, compared with the corresponding periods of the previous year as a result of higher: (i) labor and related costs associated with expanded domestic ground handling, aircraft fueling and ground transportation operations; and (ii) fleet maintenance costs related primarily to ground handling, ground transportation and aircraft fueling operations. Partially offsetting the increases were lower: (i) labor and related costs associated with Canadian ground handling operations; and (ii) costs as a result of the effect of fluctuation in the average rates of exchange used in translating Canadian costs to their U.S. dollar equivalent.

         Depreciation and amortization expenses for the three and six months ended December 31, 1997 increased $.2 and $.5 million, or 9.9% and 13.4%, respectively, compared with the corresponding periods of the previous year due mainly to additions of ground handling equipment.

         Selling, general and administrative expenses for the three and six months ended December 31, 1997 increased $.2 and $.6 million, or 6.2% and 8.9%, respectively, compared with the corresponding period of the previous year. The increase primarily reflects higher overhead fees paid to the Corporation as noted above.

         Operating income for the three and six months ended December 31, 1997 decreased $.3 and $.6 million, respectively, compared with the corresponding periods of the previous year due primarily to: (i) decreased results associated with ground transportation and snow removal operations; (ii) lower sales of de-icing fluid in Canada; (iii) higher selling, general and administrative expenses as described above; and (iv) higher depreciation and amortization. Partially offsetting the decreases were improved results from ground handling and domestic aircraft fueling operations and the recognition of deferred income as noted above.

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

Liquidity and Capital Expenditures and Commitments

         The Corporation's recurring sources of liquidity are funds provided from Hudson LLC and bank lines of credit. As a result of the Transaction, Hudson LLC pays to the Corporation an overhead fee, which for fiscal 1998 was raised to the sum of 3-1/2% of Hudson LLC's consolidated domestic revenues and 1-1/4% of Hudson LLC's consolidated Canadian revenues. It is anticipated that approximately $3.0 million of the Corporation's overhead will not be allocated to Hudson LLC on an annual basis. In addition, the LLC Agreement provides that distributions from Hudson LLC will be paid annually to the Corporation and LAGS (the Members) in amounts at least equal to 50% of domestic net income and 10% of Canadian pre-tax earnings for the fiscal year from the Aviation Business, as defined, multiplied by the Members' respective equity interests in Hudson LLC. The Corporation's 74% share of such minimum distribution for fiscal 1997 and its 100% share of June 1996 earnings, in the total amount of $6.8 million, were received in October 1997. In December 1997, Hudson LLC made an additional distribution with respect to fiscal 1997. The Corporation's 74% share of such additional distribution was $5.9 million. Furthermore, as a result of the conversion of the Corporation's 7% convertible subordinated debentures (the Debentures) in fiscal 1996 and 1997 into shares of the Corporation's common stock, Hudson LLC is, on a subordinated basis (as defined), indebted to the Corporation. During the six months ended December 31, 1997, Hudson LLC repaid $.5 million of such debt to the Corporation. Hudson LLC is obligated to repay to the Corporation $1.5 million on July 15, 1998 and on each July 15th thereafter until the remaining principal balance of $4.6 million is satisfied.

         Pursuant to a Revolving Credit Agreement (the Credit Agreement) with a group of banks dated June 1, 1996, the Corporation may borrow funds (including outstanding letters of credit) up to a limit of $6.0 million until June 30, 1999 at which time the Credit Agreement terminates. There were no direct borrowings or letters of credit outstanding at December 31, 1997.

         During the six months ended December 31, 1997 and 1996, net cash used by operating activities was $1.2 and $2.7 million, respectively, due mainly to equity in earnings of Hudson LLC which were not distributed to the Corporation. Net cash used by investing activities for the six months ended December 31, 1997 was $1.2 million, while net cash provided by investing activities was $20.5 million for the six months ended December 31, 1996 due mainly to Hudson LLC's partial repayment of the outstanding balance of its subordinated debt to the Corporation. Cash and cash equivalents were $16.1 and $18.4 million at December 31, 1997 and June 30, 1997, respectively.

         In fiscal 1997, the Board of Directors authorized the repurchase of up to 400,000 shares of the Corporation's common stock, which purchases could be made from time to time in either open market or privately negotiated transactions. Prior to the fiscal 1997 authorization, the Corporation still had authority to repurchase up to 35,700 shares from a previous authorization. During fiscal 1997, the Corporation repurchased 243,000 shares in the open market for an aggregate purchase price of $9.2 million. No shares were repurchased during the six months ended December 31, 1997.

        Hudson LLC's recurring sources of liquidity are funds provided from operations, advances from the Corporation and bank lines of credit. Pursuant to a Revolving Credit Agreement (the LLC Credit Agreement) with a group of banks dated June 1, 1996, Hudson LLC may borrow funds (including outstanding letters of credit) up to a limit of $18.0 million (the LLC Limit) until September 30, 1998. At such time, and at the end of each subsequent quarter, the LLC Limit will be reduced by one-sixteenth of the LLC Limit that was in effect on June 30, 1998 until June 30, 2002, at which time the LLC Credit Agreement terminates. There were no direct borrowings and $3.0 million of outstanding letters of credit at December 31, 1997. In addition, net advances to Hudson LLC from the Corporation were $11.8 million as of December 31, 1997. At December 31, 1997 Hudson LLC had commitments to fund $1.6 million for operating equipment, the majority of which is expected to be expended during the third quarter of fiscal 1998. In addition to such commitments, Hudson LLC is obligated to expend funds of $1.2, $2.1 and $1.4 million in fiscal 1998, 1999 and 2000, respectively, for equipment to be used in providing de-icing and snow removal services at Lester
B. Pearson International Airport in Toronto pursuant to a contract entered into in December 1997 with the Greater Toronto Airport Authority. Capital expenditures are primarily for equipment and facilities used in Hudson LLC's operations. Hudson LLC is unable to determine the extent of additional future capital expenditures since, as a service company, its capital expenditure requirements fluctuate depending upon facility requirements and equipment purchases associated with Hudson LLC's ability to successfully obtain additional contracts.

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

         At December 31, 1997, the Venture had commitments (in addition to the commitments noted above) aggregating $2.6 million for project expenditures. Included in this amount is $1.7 million for the construction of water well equipment and a reservoir by June 30, 1999. It is currently expected that funds for most of the Venture's other commitments will be expended subsequent to fiscal 1998.

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

Innotech (which due to a name change is now called Aerospace Realties (1986) Limited (Aerospace)) had agreed to defend and indemnify the Corporation against claims of whatever nature asserted in connection with, arising out of or resulting from the fuel supply agreement with Texaco. In February 1996, Aerospace notified the Corporation that Aerospace had entered into a liquidation phase, and in December 1997, Aerospace filed for bankruptcy in Montreal, Canada.

The Corporation's management believes, and counsel for the Corporation has advised based on the facts as disclosed at trial, that the Corporation will successfully defend the Texaco Lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Corporation, held on November 21, 1997, the only matter voted upon was the election of directors. All eight incumbent directors of the Corporation were re-elected. The voting was as follows:

                                                                Shares for which
Name of Nominee                Shares Voted For                 Authority Withheld
---------------                ----------------                 ------------------

Milton H. Dresner                1,309,389                            10,784
Jay B. Langner                   1,309,389                            10,784
Paul R. Pollack                  1,308,889                            11,284
Edward J. Rosenthal              1,308,889                            11,284
Michael Rubin                    1,308,889                            11,284
Hans H. Sammer                   1,308,789                            11,384
Richard D. Segal                 1,309,389                            10,784
Stanley S. Shuman                1,308,644                            11,529

There were no abstentions or broker nonvotes.

Item 5.  Other Information

On February 6, 1998, the Board of Directors of the Corporation elected Richard
D. Segal to the newly-created position of Vice Chairman of the Board. Mr. Segal has been a member of the Board of Directors since 1981.

Item 6.  Exhibits and Reports on Form 8-K

      a) Exhibits

         3.2(a)      Amendment to By-laws of the Registrant.

         3.2(b)      By-laws of the Registrant as amended to date.

         11          Computations of Earnings Per Share Information,
                     Basic and Diluted.

         27          Financial Data Schedule.

      b) Reports on Form 8-K - None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HUDSON GENERAL CORPORATION
                                            (Registrant)



Date:  February 11, 1998



                                         /s/ MICHAEL RUBIN
                                         ------------------------------------
                                             Michael Rubin
                                             President


                                         /s/ BARRY REGENSTEIN
                                         ------------------------------------
                                             Barry Regenstein
                                             Chief Financial Officer

                    HUDSON GENERAL CORPORATION & SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
No.                                 Exhibit                        Page No.
------------------------------------------------------------------------------
3.2(a)            Amendment to By-laws of the Registrant           22 - 28

3.2(b)            By-laws of the Registrant as amended to date.    29 - 66

11                Computations of Earnings Per Share,
                  Basic and Diluted                                67 - 69

27                Financial Data Schedule                          70 - 71