Form 10-Q
period 1998-03-31
HUDSON GENERAL CORP
filed 1998-05-13
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Common Stock, par value $1.00 per share: 1,744,949 shares outstanding at April 30, 1998.

                          PART I - FINANCIAL STATEMENTS

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                       Three Months Ended                     Nine Months Ended
                                                             March 31,                             March 31,
                                                      1998               1997             1998                1997
                                                  -----------        -----------        -----------        -----------
                                                  (Unaudited)        (Unaudited)       (Unaudited)         (Unaudited)
Revenues ........................................ $ 1,570,000        $ 1,426,000        $ 4,335,000        $ 3,730,000
                                                  -----------        -----------        -----------        -----------

Costs and expenses:
  Depreciation and amortization .................     163,000            184,000            510,000            561,000
  Selling, general & administrative .............   2,385,000          2,514,000          5,973,000          6,259,000
                                                  -----------        -----------        -----------        -----------
    Total costs and expenses ....................   2,548,000          2,698,000          6,483,000          6,820,000
                                                  -----------        -----------        -----------        -----------


Operating loss ..................................    (978,000)        (1,272,000)        (2,148,000)        (3,090,000)


Equity in earnings of Hudson General LLC ........   3,667,000          3,838,000          7,611,000          8,529,000
Equity in loss of Kohala Joint Venture ..........    (708,000)          (705,000)        (2,105,000)        (2,053,000)
Interest income .................................   1,074,000            976,000          3,023,000          3,017,000
                                                  -----------        -----------        -----------        -----------

Earnings before provision for income taxes ......   3,055,000          2,837,000          6,381,000          6,403,000

Provision for income taxes ......................     910,000            936,000          2,071,000          2,156,000
                                                  -----------        -----------        -----------        -----------


Net earnings .................................... $ 2,145,000        $ 1,901,000        $ 4,310,000        $ 4,247,000
                                                  ===========        ===========        ===========        ===========


Earnings per share, basic ....................... $      1.23        $      1.05        $      2.48        $      2.32
                                                  ===========        ===========        ===========        ===========

Earnings per share, diluted ..................... $      1.22        $      1.04        $      2.45        $      2.23
                                                  ===========        ===========        ===========        ===========

Cash dividends per common share ................. $      --          $      --          $       .50        $       .25
                                                  ===========        ===========        ===========        ===========

Weighted average common shares outstanding:
  Basic .........................................   1,744,000          1,819,000          1,741,000          1,832,000
                                                  ===========        ===========        ===========        ===========
  Diluted .......................................   1,759,000          1,835,000          1,756,000          1,928,000
                                                  ===========        ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               March 31,            June 30,
                                                                 1998                 1997
                                                             ------------        ------------
                                                             (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents ..........................       $ 27,607,000        $ 18,425,000
  Investment securities available for sale ...........          6,690,000           8,792,000
  Receivables ........................................            253,000             540,000
  Advances to Hudson General LLC - net ...............          6,587,000             361,000
  Prepaid expenses and other assets ..................             99,000             250,000
                                                             ------------        ------------
    Total current assets .............................         41,236,000          28,368,000

Property and equipment at cost,
  less accumulated depreciation and amortization .....          2,438,000           2,902,000
Investment in Hudson General LLC .....................         21,300,000          26,395,000
Investment in Kohala Joint Venture - net .............          5,207,000           5,893,000
Note receivable from Hudson General LLC ..............          3,130,000           4,630,000
                                                             ------------        ------------
                                                             $ 73,311,000        $ 68,188,000
                                                             ============        ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................       $     87,000        $    161,000
  Accrued expenses and other liabilities .............          2,173,000           2,536,000
  Income taxes payable ...............................          1,963,000                --
                                                             ------------        ------------
    Total current liabilities ........................          4,223,000           2,697,000
                                                             ------------        ------------

Deferred income taxes ................................            107,000             107,000
                                                             ------------        ------------

Stockholders' Equity:
  Serial preferred stock (authorized 100,000 shares of
   $1 par value) - none outstanding ..................               --                  --
  Common stock (authorized 7,000,000 shares of $1 par
   value) - issued 2,102,260 and 2,092,160 shares ....          2,102,000           2,092,000
  Paid in capital ....................................         48,880,000          48,732,000
  Retained earnings ..................................         29,161,000          25,722,000
  Treasury stock, at cost, 357,311 shares ............        (11,162,000)        (11,162,000)
                                                             ------------        ------------
    Total stockholders' equity .......................         68,981,000          65,384,000
                                                             ------------        ------------
                                                             $ 73,311,000        $ 68,188,000
                                                             ============        ============


See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                          March 31,
                                                                    1998                1997
                                                                   -----                -----
                                                                (Unaudited)          (Unaudited)
Cash flows from operating activities:
  Net earnings .........................................       $  4,310,000        $  4,247,000
  Adjustments to reconcile net earnings to net
    cash used by operating activities:
    Depreciation and amortization ......................            510,000             561,000
    Equity in earnings of Hudson General LLC ...........         (7,611,000)         (8,529,000)
    Equity in loss of Kohala Joint Venture .............          2,105,000           2,053,000
    Accrual of interest income on Kohala Joint
      Venture advances .................................         (1,419,000)         (1,322,000)
    Change in other current assets and liabilities:
      Receivables ......................................            287,000            (401,000)
      Prepaid expenses and other assets ................            151,000             193,000
      Accounts payable .................................            (74,000)           (203,000)
      Accrued expenses and other liabilities ...........           (363,000)         (1,306,000)
      Income taxes payable .............................          1,963,000           1,075,000
    Other - net ........................................               --                19,000
                                                               ------------        ------------
      Net cash used by operating activities ............           (141,000)         (3,613,000)
                                                               ------------        ------------

Cash flows from investing activities:
  Purchase of investment securities available for sale..         (5,648,000)               --
  Proceeds from maturity of investment securities
      available for sale ...............................          7,750,000                --
  Purchases of property and equipment ..................            (68,000)           (205,000)
  Proceeds from sale of property and equipment .........             22,000               7,000
  Distributions from Hudson General LLC ................         12,706,000                --
  (Advances to) repayments from Hudson General LLC - net         (5,226,000)          2,734,000
  Collections of note receivable from Hudson General LLC            500,000          21,283,000
  Advances to Kohala Joint Venture - net ...............               --              (300,000)
                                                               ------------        ------------
      Net cash provided by investing activities ........         10,036,000          23,519,000
                                                               ------------        ------------


Cash flows from financing activities:
  Proceeds from issuance of common stock ...............            158,000             162,000
  Cash dividends paid ..................................           (871,000)           (481,000)
  Purchase of treasury stock ...........................               --            (6,068,000)
                                                               ------------        ------------
         Net cash used by financing activities .........           (713,000)         (6,387,000)
                                                               ------------        ------------
  Net increase in cash and cash equivalents ............          9,182,000          13,519,000
  Cash and cash equivalents at beginning of period .....         18,425,000          12,701,000
                                                               ------------        ------------
  Cash and cash equivalents at end of period ...........       $ 27,607,000        $ 26,220,000
                                                               ============        ============



See accompanying notes to consolidated financial statements.

                   HUDSON GENERAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Hudson General Corporation and Subsidiaries (the Corporation) as of March 31, 1998 and June 30, 1997, and the results of operations for the three and nine months, and cash flows for the nine months ended March 31, 1998 and 1997. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

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

2. The summary consolidated balance sheets for Hudson LLC are as follows:

                                                         March 31,          June 30,
                                                           1998               1997
                                                        -----------       -----------
                                                        (Unaudited)
Cash and cash equivalents .......................       $ 4,896,000       $12,324,000
Accounts and notes receivable - net .............        18,091,000        15,289,000
Other current assets ............................         4,237,000         2,711,000
                                                        -----------       -----------
   Total current assets .........................        27,224,000        30,324,000

Property, equipment and leasehold rights at cost,
 less accumulated depreciation and amortization .        46,583,000        44,948,000
Other assets - net ..............................         1,228,000         2,248,000
                                                        -----------       -----------
                                                        $75,035,000       $77,520,000
                                                        ===========       ===========

Accounts payable ................................       $15,865,000       $18,528,000
Accrued expenses and other liabilities ..........        20,139,000        18,791,000
Advances from Hudson General Corporation - net ..         6,587,000           361,000
                                                        -----------       -----------
   Total current liabilities ....................        42,591,000        37,680,000

Note payable to Hudson General Corporation ......         3,130,000         4,630,000
Members' equity .................................        29,314,000        35,210,000
                                                        -----------       -----------
                                                        $75,035,000       $77,520,000
                                                        ===========       ===========

Summary results of operations for Hudson LLC are as follows:

                                                        Three Months Ended                       Nine Months Ended
                                                             March 31,                               March 31,
                                                     1998                1997                 1998                1997
                                                 ------------        ------------        -------------        -------------
                                                  (Unaudited)        (Unaudited)          (Unaudited)          (Unaudited)
Revenues .................................       $ 47,767,000        $ 49,486,000        $ 129,567,000        $ 127,245,000
                                                 ------------        ------------        -------------        -------------

Operating costs ..........................         35,809,000          37,664,000          100,651,000           98,939,000
Depreciation and amortization ............          2,123,000           1,970,000            6,165,000            5,534,000
Selling, general & administrative costs ..          3,772,000           3,569,000           10,704,000            9,936,000
                                                 ------------        ------------        -------------        -------------
   Total costs and expenses ..............         41,704,000          43,203,000          117,520,000          114,409,000
                                                 ------------        ------------        -------------        -------------

Operating income .........................          6,063,000           6,283,000           12,047,000           12,836,000

Interest income ..........................             64,000              82,000              340,000              995,000
Interest expense .........................           (218,000)           (196,000)            (421,000)            (855,000)
                                                 ------------        ------------        -------------        -------------
Earnings before provision for income taxes          5,909,000           6,169,000           11,966,000           12,976,000
Provision for income taxes ...............            953,000             982,000            1,680,000            1,666,000
                                                 ------------        ------------        -------------        -------------

Net earnings .............................       $  4,956,000        $  5,187,000        $  10,286,000        $  11,310,000
                                                 ============        ============        =============        =============


The Corporation's 74% share of Hudson LLC's results, as calculated in accordance with the LLC Agreement, was $3,667,000 and $3,838,000 for the three months ended March 31, 1998 and 1997, respectively, and $7,611,000 and $8,529,000 for the nine months ended March 31, 1998 and 1997, respectively, and are shown as "Equity in earnings of Hudson General LLC" in the accompanying consolidated statements of earnings.


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

The LLC Agreement, as amended, provides that distributions will be paid annually in an amount at least equal to 50% of domestic net income and 10% of Canadian pre-tax earnings, as defined, from the Aviation Business. Such distributions, totaling approximately $8,300,000 for fiscal 1997 and the month of June 1996 were made in October 1997. An additional distribution of $7,500,000 for fiscal 1997 was made in December 1997. During the nine months ended March 31, 1998, the Corporation made net advances of $5,226,000 to Hudson LLC, which were utilized to make the distributions noted above.

         As a result of the conversion of Debentures into shares of the Corporation's common stock in fiscal 1996 and 1997, Hudson LLC is, on a subordinated basis (as defined), indebted to the Corporation (the Corporate Subordinated Debt). At March 31, 1998, the balance of the Corporate Subordinated Debt was $4,630,000. Hudson LLC is obligated to repay $1,500,000 of such debt to the Corporation on July 15, 1998 and on each July 15th thereafter until the entire principal balance is satisfied. The noncurrent portion of the Corporate Subordinated Debt in the amount of $3,130,000 is shown as "Note receivable from Hudson General LLC" in the accompanying consolidated balance sheet at March 31, 1998. The current portion of this debt at March 31, 1998, in the amount of $1,500,000, is included in "Advances to Hudson General LLC - net" in the accompanying consolidated balance sheets. Interest on the Corporate Subordinated Debt is payable semi-annually in January and July at the rate of 7% per annum.

3. The Corporation is a partner in the Venture which was formed to acquire, develop and sell approximately 4,000 contiguous acres of land in Hawaii (the Project).

         The summary consolidated balance sheets for the Venture are as follows:

                                                         March 31,           June 30,
                                                           1998                1997
                                                      ------------        ------------
                                                       (Unaudited)
  Cash and equivalents ........................       $    908,000        $    730,000
  Land and development costs ..................          9,364,000           9,264,000
  Mortgages, accounts and notes receivable ....          1,790,000           2,779,000
  Foreclosed real estate - net ................          2,470,000           2,854,000
  Other assets - net ..........................          1,538,000           1,590,000
                                                      ------------        ------------
                                                      $ 16,070,000        $ 17,217,000
                                                      ============        ============
  Partner advances and accrued interest payable       $ 57,111,000          54,013,000
  Accounts payable and accrued expenses .......          1,127,000           1,162,000
  Partners' deficit ...........................        (42,168,000)        (37,958,000)
                                                      ------------        ------------
                                                      $ 16,070,000        $ 17,217,000
                                                      ============        ============


    Summary results of operations for the Venture are as follows:

                                                                   Three Months Ended                    Nine Months Ended
                                                                        March 31,                             March 31,
                                                                1998                1997               1998              1997
                                                             -----------        -----------        -----------        ----------
                                                             (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Net sales ................................................   $   243,000        $   256,000        $   394,000        $  631,000
                                                             -----------        -----------        -----------        ----------
Cost of sales ............................................       151,000            185,000            151,000           387,000
Selling, general and
 administrative costs ....................................       520,000            587,000          1,511,000         1,712,000
Interest - net ...........................................       989,000            895,000          2,942,000         2,638,000
                                                             -----------        -----------        -----------        ----------
   Total costs ...........................................     1,660,000          1,667,000          4,604,000         4,737,000
                                                             -----------        -----------        -----------        ----------
   Net loss ..............................................   $(1,417,000)       $(1,411,000)       $(4,210,000)       $4,106,000)
                                                             ===========        ===========        ===========        ==========


The Corporation's 50% share of the Venture's results were losses of $708,000 and $705,000 for the three months ended March 31, 1998 and 1997, respectively, and $2,105,000 and $2,053,000 for the nine months ended March 31, 1998 and 1997, respectively, and have been included in "Equity in loss of Kohala Joint Venture" in the accompanying consolidated statements of earnings. The Corporation's partner in the Venture is Oxford Kohala, Inc. (the Partner), a wholly owned subsidiary of Oxford First Corporation (Oxford First). Under the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement), the partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the land. During the nine months ended March 31, 1998, the Corporation did not make any advances to the Venture. The Corporation's net advances (including accrued interest) at March 31, 1998 were $20,055,000.

4.       Accrued expenses and other liabilities consisted of the following:

                                                        March 31,          June 30,
                                                          1998               1997
                                                       ----------        ----------
                                                      (Unaudited)
  Salaries and wages.................................. $1,543,000        $1,940,000
  Retirement plan costs...............................    282,000           319,000
  Other...............................................    348,000           277,000
                                                       ----------        ----------
                                                       $2,173,000        $2,536,000
                                                       ==========        ==========

5. Effective for the three months ended December 31, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, and has restated all prior-period earnings per share (EPS) data presented. This statement establishes standards for computing and presenting EPS, replacing the presentation of previously required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of earnings. The impact of the Corporation's adoption of this statement was not material to previously reported EPS amounts.

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

        The Corporation's revenues for the three and nine months ended March 31, 1998 increased $.1 and $.6 million, or 10.1% and 16.2%, respectively, compared with the corresponding periods of the prior year. The increase is due primarily to higher overhead fees billed by the Corporation to Hudson LLC. (The Corporation and LAGS USA Inc., a wholly-owned subsidiary of LAGS and a party to the Limited Liability Company Agreement of Hudson LLC, agreed to raise these overhead fees for fiscal 1998 to 3-1/2% of Hudson LLC's consolidated domestic revenues and 1-1/4% of Hudson LLC's consolidated Canadian revenues.) Depreciation and amortization for the three and nine months ended March 31, 1998 approximated that of the corresponding periods of the previous year. Selling, general and administrative expenses for the three and nine months ended March 31, 1998 decreased $.1 and $.3 million or 5.1% and 4.6%, respectively, compared with the corresponding periods of the prior year.

        The Corporation's 74% share of earnings from Hudson LLC for the three and nine months ended March 31, 1998 decreased $.2 and $.9 million, respectively, as compared with the corresponding periods of the prior year. The Corporation's 50% share of losses from its real estate joint venture in Hawaii (the Venture) for the three and nine months ended March 31, 1998 approximated that of the corresponding periods of the previous year. As is usual for companies with land development operations, the contribution to future results from such operations will fluctuate depending upon land sales closed in each reported period.

         Interest income for the three and nine months ended March 31, 1998 was comparable with that of the corresponding periods of the prior year.

         The Corporation's provision for income taxes for the three and nine months ended March 31, 1998 was comparable with the corresponding periods of the previous year.

         The following table and related management's discussion are intended to provide a presentation and analysis of results of the Aviation Business conducted by Hudson LLC.

                                              Three Months Ended           Nine Months Ended
                                                   March 31,                   March 31,
                                              1998          1997          1998           1997
                                            -------       -------       --------       --------
                                                              (in thousands)
Revenues ............................       $47,767       $49,486       $129,567       $127,245
                                            -------       -------       --------       --------
Costs and expenses:
  Operating .........................        35,809        37,664        100,651         98,939
  Depreciation and amortization .....         2,123         1,970          6,165          5,534
  Selling, general and administrative         3,772         3,569         10,704          9,936
                                            -------       -------       --------       --------
Total costs and expenses ............        41,704        43,203        117,520        114,409
                                            -------       -------       --------       --------
Operating income ....................       $ 6,063       $ 6,283       $ 12,047       $ 12,836
                                            =======       =======       ========       ========


        Revenues for the three months ended March 31, 1998 decreased $1.7 million, or 3.5%, compared with the corresponding period of the prior year. The revenue decrease reflects lower: (i) snow removal revenues of $1.9 million; (ii) ground transportation revenues of $.6 million due mainly to lower rates associated with renewals of existing contracts at two domestic airport locations; (iii) Canadian ground handling revenues of $.5 million (net of expanded services to existing customers) due mainly to: (a) lower sales of de-icing fluid; (b) the negative impact of the mandated realignment by the local airport authority of flights between the two international airports in Montreal;
(c) the cessation of operations by two airline customers; and (d) the decision by several airline customers to provide ground handling services with their own personnel and equipment or through subsidiaries or affiliated carriers; and (iv) revenues due to the effect of fluctuation in the average rates of exchange used in translating Canadian revenues to their U.S. dollar equivalent. The revenue decrease was partially offset by higher: (i) domestic ground handling service revenues of $1.2 million due primarily to expanded services to new and existing customers; and (ii) aircraft fueling revenues of $.6 million resulting primarily from expanded intoplane fueling services.

         Revenues for the nine months ended March 31, 1998 increased $2.3 million, or 1.8%, compared with the corresponding period of the prior year. The revenue increase reflects higher domestic ground handling and aircraft fueling service revenues of $4.4 and $1.7 million, respectively, as described above. In addition, revenues for the nine months ended March 31, 1998 include the recognition of $.6 million of deferred income related to the prepayment (in October 1997) of a promissory note associated with the sale (in January 1994) of leases and other assets at Long Island MacArthur Airport. The revenue increase was partially offset by lower: (i) snow removal revenues of $2.1 million; (ii) Canadian ground handling revenues of $1.1 million as discussed above; (iii) ground transportation revenues of $.3 million for the reason noted above; and
(iv) revenues due to the effect of fluctuation in the average rates of exchange used in translating Canadian revenues to their U.S. dollar equivalent.

         Operating costs for the three months ended March 31, 1998 decreased $1.9 million, or 4.9%, compared with the corresponding period of the previous year. The decrease in operating costs reflects lower: (i) snow removal costs;
(ii) labor and related costs associated with Canadian ground handling operations; (iii) fuel costs associated with the Company's fleet of equipment;
(iv) cost of sales of de-icing fluid in Canada, and (v) costs as a result of the effect of fluctuation in the average rates of exchange used in translating Canadian costs to their U.S. dollar equivalent. Partially offsetting the decrease were higher: (i) labor and related costs associated with expanded domestic ground handling and aircraft fueling operations; and (ii) fleet maintenance costs related primarily to ground handling, ground transportation and aircraft fueling operations.

         Operating costs for the nine months ended March 31, 1998 increased $1.7 million, or 1.7%, compared with the corresponding period of the previous year. The increase in operating costs reflects higher: (i) labor and related costs associated with expanded domestic ground handling and aircraft fueling operations; and (ii) fleet maintenance costs as described above. Partially offsetting the increase were lower: (i) snow removal costs; (ii) labor and related costs associated with Canadian ground handling operations; (iii) fuel costs associated with the Company's fleet of equipment; (iv) cost of sales of de-icing fluid in Canada; and (v) costs as a result of the effect of fluctuation in the average rates of exchange used in translating Canadian costs to their U.S. dollar equivalent.

         Depreciation and amortization expenses for the three and nine months ended March 31, 1998 increased $.2 and $.6 million, or 7.8% and 11.4%, respectively, compared with the corresponding periods of the previous year due mainly to additions of ground handling equipment.

         Selling, general and administrative expenses for the three and nine months ended March 31, 1998 increased $.2 and $.8 million, or 5.7% and 7.7%, respectively, compared with the corresponding periods of the previous year. The increase primarily reflects higher overhead fees paid to the Corporation as noted above.

         Operating income for the three and nine months ended March 31, 1998 decreased $.2 and $.8 million, respectively, compared with the corresponding periods of the previous year due primarily to: (i) decreased results associated with ground transportation and snow removal operations; (ii) lower sales of de-icing fluid in Canada for the nine months ended March 31, 1998; (iii) higher selling, general and administrative expenses as described above; and (iv) higher depreciation and amortization. Partially offsetting the decreases were improved results from: (i) expanded ground handling and aircraft fueling operations; and
(ii) the recognition of deferred income as noted above.

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

Liquidity and Capital Expenditures and Commitments

        The Corporation's recurring sources of liquidity are funds provided from Hudson LLC and bank lines of credit. As a result of the Transaction, Hudson LLC pays to the Corporation an overhead fee, which for fiscal 1998 was raised to the sum of 3-1/2% of Hudson LLC's consolidated domestic revenues and 1-1/4% of Hudson LLC's consolidated Canadian revenues. It is anticipated that approximately $3.0 million of the Corporation's overhead will not be allocated to Hudson LLC on an annual basis. In addition, the LLC Agreement provides that distributions from Hudson LLC will be paid annually to the Corporation and LAGS (the Members) in amounts at least equal to 50% of domestic net income and 10% of Canadian pre-tax earnings for the fiscal year from the Aviation Business, as defined, multiplied by the Members' respective equity interests in Hudson LLC. The Corporation's 74% share of such minimum distribution for fiscal 1997 and its 100% share of June 1996 earnings, in the total amount of $6.8 million, were received in October 1997. In December 1997, Hudson LLC made an additional distribution with respect to fiscal 1997. The Corporation's 74% share of such additional distribution was $5.9 million. Furthermore, as a result of the conversion of the Corporation's 7% convertible subordinated debentures (the Debentures) in fiscal 1996 and 1997 into shares of the Corporation's common stock, Hudson LLC is, on a subordinated basis (as defined), indebted to the Corporation. During the nine months ended March 31, 1998, Hudson LLC repaid $.5 million of such debt to the Corporation. Hudson LLC is obligated to repay to the Corporation $1.5 million on July 15, 1998 and on each July 15th thereafter until the remaining principal balance of $4.6 million is satisfied.

        Pursuant to a Revolving Credit Agreement (the Credit Agreement) with a group of banks dated June 1, 1996, the Corporation may borrow funds (including outstanding letters of credit) up to a limit of $6.0 million until June 30, 1999 at which time the Credit Agreement terminates. There were no direct borrowings or letters of credit outstanding at March 31, 1998.

        During the nine months ended March 31, 1998 and 1997, net cash used by operating activities was $.1 and $3.6 million, respectively, due mainly to equity in earnings of Hudson LLC which were not distributed to the Corporation. Net cash provided by investing activities for the nine months ended March 31, 1998 was $10.0 million, due mainly to the distributions from Hudson LLC to the Corporation in October and December 1997 as noted above. Net cash provided by investing activities was $23.5 million for the nine months ended March 31, 1997 due mainly to Hudson LLC's partial repayment of the outstanding balance of its subordinated debt to the Corporation. Cash and cash equivalents were $27.6 and $18.4 million at March 31, 1998 and June 30, 1997, respectively.

         In fiscal 1997, the Board of Directors authorized the repurchase of up to 400,000 shares of the Corporation's common stock, which purchases could be made from time to time in either open market or privately negotiated transactions. Prior to the fiscal 1997 authorization, the Corporation still had authority to repurchase up to 35,700 shares from a previous authorization. During fiscal 1997, the Corporation repurchased 243,000 shares in the open market for an aggregate purchase price of $9.2 million. No shares were repurchased during the nine months ended March 31, 1998.

        Hudson LLC's recurring sources of liquidity are funds provided from operations, advances from the Corporation and bank lines of credit. Pursuant to a Revolving Credit Agreement (the LLC Credit Agreement) with a group of banks dated June 1, 1996, Hudson LLC may borrow funds (including outstanding letters of credit) up to a limit of $18.0 million (the LLC Limit) until September 30, 1998. At such time, and at the end of each subsequent quarter, the LLC Limit will be reduced by one-sixteenth of the LLC Limit that was in effect on June 30, 1998 until June 30, 2002, at which time the LLC Credit Agreement terminates. There were no direct borrowings and $3.0 million of outstanding letters of credit at March 31, 1998. In addition, net advances to Hudson LLC from the Corporation were $6.6 million as of March 31, 1998. At March 31, 1998 Hudson LLC had commitments to fund $1.5 million for operating equipment, the majority of which is expected to be expended during fiscal 1999. In addition to such commitments, Hudson LLC is obligated to expend funds of $3.6 and $1.4 million in fiscal 1999 and 2000, respectively, for equipment to be used in providing de-icing and snow removal services at Lester B. Pearson International Airport in Toronto pursuant to a contract entered into in December 1997 with the Greater

Toronto Airport Authority. Capital expenditures are primarily for equipment and facilities used in Hudson LLC's operations. Hudson LLC is unable to determine the extent of additional future capital expenditures since, as a service company, its capital expenditure requirements fluctuate depending upon facility requirements and equipment purchases associated with Hudson LLC's ability to successfully obtain additional contracts.

        During fiscal 1992, the County of Hawaii passed an ordinance pursuant to which the Venture, after subdivision approvals are obtained, would be able to develop Phase IV of the Project into 1,490 units. Pursuant to such ordinance, the Venture is required to expend approximately $2.3 million for public infrastructural improvements and in lieu payments. Shortly after passage of the ordinance, a lawsuit against the County of Hawaii was filed in the Circuit Court of Hawaii by two local residents of Hawaii (Plaintiffs) seeking to invalidate such ordinance on various grounds including that the ordinance was adopted without following State of Hawaii procedure relating to the preparation of an Environmental Impact Statement. During fiscal 1993, the Judge in this action granted Plaintiffs' motion for partial summary judgment without indicating any effect on Phase IV zoning. The County and the Venture appealed this ruling to the Hawaii Supreme Court, and in May 1997, the Supreme Court vacated the summary judgment which was previously granted and remanded certain related issues to the Circuit Court for that Court to decide. In March and April 1998, the Circuit Court ruled in favor of the County and the Venture on the remanded issues and certain other issues. Motions for summary judgment on the remaining counts in the suit are expected to be considered by the Circuit Court in July 1998. As a result, the Venture cannot determine the impact of this litigation on the timing of Phase IV or expenditures related thereto until the remaining issues are adjudicated.

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

         At March 31, 1998, the Venture had commitments (in addition to the commitments noted above) aggregating $2.6 million for project expenditures. Included in this amount is $1.7 million for the construction of water well equipment and a reservoir by June 30, 1999. It is currently expected that funds for most of the Venture's other commitments will be expended subsequent to fiscal 1998.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

In 1988, Texaco Canada Inc. (Texaco) (now known as McColl-Frontenac Inc.) instituted a lawsuit (the Texaco Lawsuit) in the Supreme Court of Ontario, Canada against the Corporation, the Corporation's Canadian subsidiary (now owned by Hudson LLC) and Petro-Canada Inc. (the corporation which supplied aviation fuel for the Corporation's Canadian fixed base operations). The Texaco Lawsuit's allegations, as amended, are that the defendants interfered with contractual and fiduciary relations, conspired to injure, and induced the breach of a fuel supply agreement between Texaco and Innotech Aviation Limited (Innotech) in connection with the purchase by the Corporation from Innotech in 1984 of certain assets of Innotech's airport ground services business. The Texaco Lawsuit seeks compensatory and punitive damages totaling $110,000,000 (Canadian) (approximately $80,000,000 (U.S.)) plus all profits earned by the defendants subsequent to the alleged breach. The trial, which began in May 1996, concluded after several adjournments on May 7, 1997. The trial judge has informed the parties that he will issue his decision on May 25, 1998.

Innotech (which due to a name change is now called Aerospace Realties (1986) Limited (Aerospace)) had agreed to defend and indemnify the Corporation against claims of whatever nature asserted in connection with, arising out of or resulting from the fuel supply agreement with Texaco. As reported in the Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, in December 1997, Aerospace filed for bankruptcy in Montreal, Canada.

The Corporation's management believes, and counsel for the Corporation has advised based on the facts as disclosed at trial, that the Corporation will successfully defend the Texaco Lawsuit.

Item 6.  Exhibits and Reports on Form 8-K

      a)       Exhibits

               10.4(d) Amendment effective February 6, 1998, amending the Form of Severance Agreement between the Registrant and Michael Rubin, dated as of June 3, 1986, as amended.

               10.4(e) Amended schedule of executive officers entitled to benefits of Severance Agreements.

               10.5(g) Amendment effective February 6, 1998, amending the Employment Agreement between the Registrant and Jay B. Langner dated as of July 28, 1988, as amended.

               10.5(h) Amendment effective February 6, 1998, amending the Severance Agreement between the Registrant and Jay B. Langner dated April 16, 1990, as amended.

               10.6(d) Amendment effective February 6, 1998, amending the Form of Employment Agreement between the Registrant and Michael Rubin, dated February 8, 1990, as amended.

               10.6(e) Amended schedule of executive officers entitled to benefits of Employment Agreements.

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


                                     HUDSON GENERAL CORPORATION
                                         (Registrant)


Date:  May 12, 1998


                                      /s/ MICHAEL RUBIN
                                      -------------------------------------
                                          Michael Rubin
                                          President


                                      /s/ BARRY REGENSTEIN
                                      -------------------------------------
                                          Barry Regenstein
                                          Chief Financial Officer

                    HUDSON GENERAL CORPORATION & SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
No.                                 Exhibit                                            Page No.
-----------------------------------------------------------------------------------------------

10.4(d)           Amendment effective February 6, 1998, amending the                    22-25
                  Form of Severance Agreement between the Registrant
                  and Michael Rubin, dated as of June 3, 1986, as amended.

10.4(e)           Amended schedule of executive officers entitled to benefits of        26-27
                  Severance Agreements.

10.5(g)           Amendment effective February 6, 1998, amending the                    28-32
                  Employment Agreement between the Registrant and
                  Jay B. Langner dated as of July 28, 1988, as amended.

10.5(h)           Amendment effective February 6, 1998, amending the                    33-36
                  Severance Agreement between the Registrant and
                  Jay B. Langner dated April 16, 1990, as amended.

10.6(d)           Amendment effective February 6, 1998, amending the                    37-40
                  Form of Employment Agreement between the Registrant
                  and Michael Rubin, dated February 8, 1990, as amended.

10.6(e)           Amended schedule of executive officers entitled to benefits of        41-42
                  Employment Agreements.

11                Computations of Earnings Per Share,                                   43-45
                  Basic and Diluted

27                Financial Data Schedule                                               46