Form 10-K405
period 1998-06-30
HUDSON GENERAL CORP
filed 1998-09-24
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

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

                                      None
                                (Title of Class)

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of Registrant based on the closing price on July 31, 1998 was $72,427,918.

The number of shares outstanding (net of treasury stock) of the Registrant's common stock as of July 31, 1998 was 1,744,949 shares.

Specific portions of the following documents are incorporated herein by reference in the parts hereof indicated, and only such specific portions are to be deemed filed as part of this report:

                                   Document                                                            Part
                                   --------                                                            ----
1998 Proxy Statement of Registrant (to be filed with the Commission pursuant to
Regulation 14A no later than 120 days after the close of its fiscal year)                               III

Registrant's 1998 Annual Report to Shareholders                                                      I, II, IV

PART I

ITEM 1.           BUSINESS
                  General Development of Business

                  Hudson General Corporation (the "Corporation" or "Registrant") was organized in Delaware in 1961. Effective June 1, 1996, pursuant to the terms of a Unit Purchase and Option Agreement dated February 27, 1996 (the Purchase Agreement) between the Corporation and Lufthansa Airport and Ground Services GmbH (LAGS), a German corporation and an indirect wholly-owned subsidiary of Deutsche Lufthansa AG, the Corporation transferred substantially all of the assets and liabilities of its aviation services business (the Aviation Business) to Hudson General LLC (Hudson LLC), a newly formed limited liability company. In exchange for the transfer of such assets and liabilities and the assumption by Hudson LLC, as co-obligor with the Corporation, of all of the Corporation's 7% convertible subordinated debentures, the Corporation received a 74% interest in Hudson LLC. In addition, Hudson LLC sold LAGS a 26% interest in Hudson LLC, for a purchase price of $23,686,000 in cash (after certain adjustments), of which $15,848,000 was paid at the closing, and deferred payments of $2,650,000 and $5,188,000 plus interest thereon were made, respectively, in September 1996 and December 1996. The Purchase Agreement, as amended, provides LAGS an option (the LAGS Option), exercisable on October 1 of each year through 1999, effective as of the preceding July 1, pursuant to which LAGS may increase its equity ownership in Hudson LLC from 26% to a maximum of 49%, for a price based on a formula related to the average earnings of the Aviation Business over the four fiscal years preceding the exercise of the option, subject to certain minimum and maximum amounts. On September 16, 1998, the Corporation was advised that the Supervisory Board of Deutsche Lufthansa AG approved the exercise by its subsidiary LAGS USA Inc., of the LAGS Option to increase its equity interest in Hudson LLC from 26% to 49%.

As a result, the Corporation expects LAGS to give notice of its exercise of the LAGS Option on or about October 1, 1998. The exercise price is approximately $29,600,000.

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

Narrative Description of Business

                  Hudson LLC's snow removal and aircraft de-icing services are seasonal in nature. The majority of the results of these operations are normally reflected in the second and third quarters of the Corporation's fiscal year, and fluctuate depending upon the severity of the winter season. Additional information required to be provided under this item is incorporated by reference from pages 5-7 of the Registrant's 1998 Annual Report to Shareholders.

General Information

                  The Corporation does not spend a material amount for research and development activities.

                  During the year ended June 30, 1996, sources of the Corporation's revenues which exceeded 10% of consolidated revenues were: aircraft ground handling services (including de-icing) $85,948,000; aircraft fueling services (including fixed base operations) $23,701,000; ground transportation services $21,108,000; and snow removal services $17,487,000.

(Note: In fiscal 1996, revenues are for the eleven months ended May 31, 1996. Foreign revenues included above are translated at the average rates of exchange during the fiscal year.)

                  No customer of the Corporation accounted for more than 10% of consolidated revenues during fiscal 1998.

                  Hudson LLC's services are generally subject to competitive bidding, and Hudson LLC competes principally with airlines and other aviation services companies, some of which are larger and have resources greater than Hudson LLC. The major bases of competition are the prices at which services are offered and the quality and efficiency in the performance of services.

                  The compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment did not have a material effect upon the Corporation's or Hudson LLC's capital expenditures or results of operations for fiscal 1998 and 1997, or competitive position. However, the federal government and many state and local governments have enacted or proposed legislation and regulations with respect to storage facilities for fuel, petroleum-based products and chemicals, the disposal of hazardous waste materials, storm water discharges, and financial responsibility for possible liability exposures relating to fuel storage facilities. Compliance with such legislation and regulations has resulted in expenditures by the Corporation and Hudson LLC, including expenditures for the testing, decommissioning and/or replacement of certain of its fuel and de-icing fluid storage facilities, and the cleanup of fuel spills. It is anticipated that additional such expenditures by Hudson LLC, the amount of which is presently not expected to be material, will be required.

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

                  The Corporation and Hudson LLC employ approximately 45 and 4,600 persons, respectively.

Financial Information About Foreign and Domestic Operations and Export Sales

                  The Corporation, through its ownership interest in Hudson LLC, operates in only one industry segment. For information as to foreign operations, see Note 4 to Item 14(a)(1) Financial Statements and Note 5 to Item 14(a)(2) Financial Statements of Hudson LLC. For information relating to the Corporation's investment in a joint venture to develop and sell land in Hawaii (the Venture), see Note 3 to Item 14(a)(1) Financial Statements.

ITEM 2.           PROPERTIES

                  The Corporation's executive offices at 111 Great Neck Road, Great Neck, New York contain approximately 14,000 square feet and are under lease through December 31, 2002.

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

                  For information relating to the Corporation's interest in land in Hawaii, see Note 3 to Item 14(a)(1) Financial Statements and page 7 of the Registrant's 1998 Annual Report to Shareholders.

ITEM 3.           LEGAL PROCEEDINGS

                  In 1988, Texaco Canada Inc. (Texaco) (now known as McColl-Frontenac Inc.) instituted a lawsuit (the Texaco Lawsuit) in the Supreme Court of Ontario, Canada against the Corporation, the Corporation's Canadian subsidiary (now owned by Hudson LLC) and Petro-Canada Inc. (the corporation which supplied aviation fuel for the Corporation's Canadian fixed base operations). The Texaco Lawsuit's allegations, as amended, were that the defendants interfered with contractual and fiduciary relations, conspired to injure, and induced the breach of a fuel supply agreement between Texaco and Innotech Aviation Limited (Innotech) in connection with the purchase by the Corporation from Innotech in 1984 of certain assets of Innotech's airport ground services business. The Texaco Lawsuit sought compensatory and punitive damages totaling $110,000,000 (Canadian) (approximately $80,000,000 (U.S.)) plus all profits earned by the defendants subsequent to the alleged breach. The trial, which began in May 1996, concluded after several adjournments on May 7, 1997. On May 25, 1998, the trial judge issued an oral decision in the Corporation's favor.

                  In finding that there was no liability on the part of the Corporation, its Canadian subsidiary or Petro-Canada, the judge ruled that none of these parties had induced any breach of the fuel supply agreement, nor had any of them interfered with the plaintiff's contractual and fiduciary relations. The judge also ruled that Innotech did not breach its fuel supply agreement with Texaco, nor was there any fiduciary relationship between Innotech and Texaco.

                  The trial judge rendered an oral decision, and Texaco, which has served a Notice of Appeal, cannot pursue any appeal until the decision has been issued in written form. The decision dealt solely with the issue of liability, and a separate hearing before another judicial officer would have to be held on the issue of damages. It is expected that a hearing on damages would not be held unless Texaco decides to pursue, and is successful in, its appeal of the liability decision.

                  The Corporation has agreed to indemnify and hold harmless Hudson LLC, LAGS and each affiliate of LAGS against all losses related to the Texaco Lawsuit.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                - Not applicable

ADDITIONAL ITEM

                                      EXECUTIVE OFFICERS OF THE CORPORATION
                                      -------------------------------------

      Name                             Age      Position with Corporation
      ----                             ---      -------------------------
Jay B. Langner                         68       Chairman of the Board, Chief Executive Officer and
                                                Director

Richard D. Segal                       44       Vice Chairman of the Board and Director

Michael Rubin                          51       President and Director

Paul R. Pollack                        56       Executive Vice President, Chief Operating Officer
                                                and Director

Fernando DiBenedetto                   49       Senior Vice President - Operations

Raymond J. Rieder                      48       Senior Vice President and Chief Marketing
                                                Officer

Noah E. Rockowitz                      49       Senior Vice President, Secretary and General
                                                Counsel

Barry I. Regenstein                    41       Vice President, Chief Financial Officer and
                                                Controller

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

           Mr. Segal has served as a Director of the Corporation since 1981 and was elected Vice Chairman of the Board in February 1998. He is Chairman and Chief Executive Officer of Seavest Inc., a private investment company.

           Mr. Rubin was elected a Director of the Corporation in November 1996. Mr. Rubin has served as President of the Corporation since September 1996 and served from 1990 until such date as Executive Vice President and until July

1997 as Chief Financial Officer of the Corporation. Previously, Mr. Rubin had been Vice President-Finance since 1985 and Treasurer from 1983 until July 1998. He has been employed in various capacities with the Corporation since 1971. Mr. Rubin is a Certified Public Accountant.

           Mr. Pollack was elected a Director of the Corporation in November 1996. Mr. Pollack has served as Executive Vice President and Chief Operating Officer of the Corporation since 1990, and prior thereto as Senior Vice President since 1984. He has served as President of Hudson LLC since September 1996. He has been employed in various capacities with the Corporation, including as a divisional officer, since 1968. Mr. Pollack is a Certified Public Accountant.

           Mr. DiBenedetto has served as Senior Vice President-Operations since 1994. Prior thereto he was Vice President-Operations since 1984. He has been employed in various capacities with the Corporation, including as a divisional officer, since 1970.

           Mr. Rieder has served as Senior Vice President and Chief Marketing Officer of the Corporation since 1990, and prior thereto as Vice President Marketing since 1984. Mr. Rieder has served as Executive Vice President of Hudson LLC since September 1996. He has been employed in various capacities with the Corporation, including as a divisional officer, since 1967.

           Mr. Rockowitz was elected Senior Vice President of the Corporation in July 1998 and has served as Vice President-General Counsel since 1985 and as Secretary since 1986. Prior to joining the Corporation in 1985, he had been Corporate Secretary and Assistant General Counsel of Belco Petroleum Corporation since 1978.

           Mr. Regenstein was elected Chief Financial Officer of the Corporation in July 1997 and has served as a Vice President since 1994 and as the Corporation's Controller since 1987. He has been employed in various capacities with the Corporation since 1982. Mr. Regenstein is a Certified Public Accountant.

           The Corporation has employment contracts with Messrs. Rubin, Pollack and Rieder which currently extend until December 31, 1998 and are subject to extension for additional three year periods unless on or before the September 30th preceding any then-existing expiration date, the Corporation notifies the executive that it elects not to so extend the term. The Corporation also has employment contracts with Messrs. DiBenedetto, Rockowitz and Regenstein which currently extend until December 31, 1999 and are subject to extension for additional two year periods unless on or before the September 30th preceding any then-existing expiration date, the Corporation notifies the executive that it elects not to so extend the term.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS

                The information required to be provided under Part II, Item 5(a) and (c) is incorporated by reference from page 12 of the Registrant's 1998 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data". At June 30, 1998, there were 182 holders of record of the Corporation's common stock.

                The Corporation's Revolving Credit Agreement, as amended (Credit Agreement), permits the payment of dividends (see Note 6 to Item 14(a)(1) Financial Statements) and the purchase, redemption or retirement by the Corporation of its stock so long as certain financial covenants are maintained.

                In fiscal 1997, the Board of Directors authorized the repurchase of up to 400,000 shares of the Corporation's common stock, which purchases could be made from time to time in either open market or privately negotiated transactions. Prior to the fiscal 1997 authorizations, the Corporation still had authority to repurchase up to 35,700 shares from a previous authorization. During fiscal 1997, the Corporation repurchased 243,000 shares in the open market for an aggregate purchase price of $9,152,000. No shares were repurchased by the Corporation during fiscal 1998.

ITEM 6.    SELECTED FINANCIAL DATA

           The information required to be provided under Part II, Item 6 is incorporated by reference from page 12 of the Registrant's 1998 Annual Report to Shareholders under the caption "Selected Consolidated Financial Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The information required to be provided under Part II, Item 7 is incorporated by reference from pages 8-11 of the Registrant's 1998 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           For information relating to the Corporation's marketable securities, see Note 1 to Item 14(a)(1) Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The consolidated financial statements and the required financial statement schedule of the Corporation and the independent auditors' reports thereon of KPMG Peat Marwick LLP, independent auditors, for the Corporation's fiscal years ended June 30, 1998, 1997 and 1996 are filed pursuant to Items 14(a)(1) and (2) of this Report. The financial statements and the required financial statement schedule of Hudson LLC and the independent auditors' report thereon of KPMG Peat Marwick LLP, independent auditors, for the fiscal years ended June 30, 1998, 1997 and the month ended June 30, 1996 and the financial statements and the required financial statement schedule of the Venture and the independent auditors' report thereon of KPMG Peat Marwick LLP, independent auditors, for the fiscal years ended June 30, 1998, 1997 and 1996, are filed pursuant to Item 14(d) of this Report. All such financial statements and financial statement schedules are included herein, except for the consolidated financial statements of the Corporation which are incorporated herein by reference.

           Selected quarterly financial data of the Registrant for the fiscal years ended June 30, 1998 and 1997 appears in Note 12 to Item 14(a)(1) Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not Applicable

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required to be provided under Part III, Item 10, relative to Directors of the Registrant is incorporated by reference from the Registrant's 1998 definitive proxy statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A no later than 120 days after the close of its fiscal year and, relative to executive officers, to Part I of this report under the caption "Executive Officers of the Corporation".

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required to be provided under Part III, Items 11, 12 and 13 is incorporated by reference from the Registrant's 1998 definitive proxy statement to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the close of its fiscal year.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)
FINANCIAL STATEMENTS OF THE REGISTRANT, all of which are incorporated herein by reference to the Registrant's 1998 Annual Report to Shareholders.

Independent Auditors' Report of KPMG Peat Marwick LLP, independent auditors, appearing on page 24 of the 1998 Annual Report to Shareholders.

Consolidated Balance Sheets of Hudson General Corporation and Subsidiaries at June 30, 1998 and 1997, appearing on page 14 of the 1998 Annual Report to Shareholders.

Consolidated Statements of Earnings of Hudson General Corporation and Subsidiaries for the Years Ended June 30, 1998, 1997 and 1996, appearing on page 13 of the 1998 Annual Report to Shareholders.

Consolidated Statements of Cash Flows of Hudson General Corporation and Subsidiaries for the Years Ended June 30, 1998, 1997 and 1996, appearing on page 16 of the 1998 Annual Report to Shareholders.

Consolidated Statements of Stockholders' Equity of Hudson General Corporation and Subsidiaries for the Years Ended June 30, 1998, 1997 and 1996, appearing on page 15 of the 1998 Annual Report to Shareholders.

Notes to Consolidated Financial Statements appearing on pages 17-24 of the 1998 Annual Report to Shareholders.


                                                                                       Location
                                                                                        in 10-K
                                                                                       --------
(a)(2)

FINANCIAL STATEMENT SCHEDULE OF THE REGISTRANT FOR THE YEARS ENDED
JUNE 30, 1998, 1997 AND 1996

Independent Auditors' Report of KPMG Peat Marwick LLP on Financial Statement              F1
Schedule

II - Valuation and Qualifying Accounts                                                    F2


FINANCIAL STATEMENTS OF HUDSON GENERAL LLC AND SUBSIDIARIES:

Independent Auditors' Report of KPMG Peat Marwick LLP.                                    F4

Consolidated Balance Sheets of Hudson General LLC and Subsidiaries at June 30,            F6
1998 and 1997.

Consolidated Statements of Earnings and Comprehensive Income of Hudson General            F5
LLC and Subsidiaries for the Years Ended June 30, 1998, 1997 and the Period
June 1, 1996 (Inception) to June 30, 1996.

Consolidated Statements of Members' Equity of Hudson General LLC and                      F7
Subsidiaries for the Years Ended June 30, 1998, 1997 and the Period June 1,
1996 (Inception) to June 30, 1996.

Consolidated Statements of Cash Flows of Hudson General LLC and                           F8

Subsidiaries for the Years Ended June 30, 1998, 1997 and the Period June 1, 1996
(Inception) to June 30, 1996.

Notes to Consolidated Financial Statements.                                             F9-F17

FINANCIAL STATEMENT SCHEDULE OF HUDSON GENERAL LLC AND
SUBSIDIARIES FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND THE
MONTH ENDED JUNE 30, 1996:

II - Valuation and Qualifying Accounts                                                    F18

FINANCIAL STATEMENTS OF KOHALA JOINT VENTURE AND SUBSIDIARY:

Independent Auditors' Report of KPMG Peat Marwick LLP.                                    F20

Consolidated Balance Sheets of Kohala Joint Venture and Subsidiary at                     F21
June 30, 1998 and 1997.

Consolidated Statements of Operations and Partners' Deficit of Kohala Joint               F22
Venture and Subsidiary for the Years Ended June 30, 1998, 1997 and 1996.

Consolidated Statements of Cash Flows of Kohala Joint Venture and Subsidiary for          F23
the Years Ended June 30, 1998, 1997 and 1996.

Notes to Consolidated Financial Statements.                                             F24-F30

FINANCIAL STATEMENT SCHEDULE OF KOHALA JOINT VENTURE AND
SUBSIDIARY FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996:

II - Valuation and Qualifying Accounts                                                    F31


Schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the information required therein is set forth in all material respects in the financial statements, including the notes thereto.

(a)(3)            Exhibits

      EXHIBIT
        NO.                           EXHIBIT DESCRIPTION
      -------    ------------------------------------------------------------
      3.1        Restated Certificate of Incorporation of the Registrant, as
                 amended to date, filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1986, incorporated herein by reference.

      3.2 By-laws of the Registrant, as amended to date. Filed as Exhibit 3.2(b) to Current Report on Form 8-K dated as of July 24, 1998, incorporated herein by reference.

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

      10.1(b) Amended and Restated Joint Venture Agreement dated April 29, 1981 between Hudson Kohala Inc. and The Hilton Head Company of Hawaii

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

      10.1(d) Agreement constituting an amendment to the Joint Venture Agreement, Amendment and Restatement dated April 29, 1981, dated November 2, 1990 among the Registrant, Hudson Kohala Inc., Oxford Kohala, Inc. and Oxford First Corporation relating to receivables of the Kohala Joint Venture, filed as Exhibit 10.1(f) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, incorporated herein by reference.

      10.1(e) Agreement constituting an amendment to the Joint Venture Agreement, Amendment and Restatement dated April 29, 1981, dated September 5, 1991 among the Registrant, Hudson Kohala Inc., Oxford Kohala, Inc. and Oxford First Corporation relating to distributions from the Kohala Joint Venture, filed as
                 Exhibit 10.1(g) to Annual Report on Form 10-K for the fiscal year ended June 30, 1991, incorporated herein by reference.

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

      10.1(g) Second Amendment to the Joint Venture Agreement, Amendment and Restatement dated April 29, 1981, such Amendment being effective as of October 1, 1994, filed as Exhibit 10.1(i) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, incorporated herein by reference.

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

      10.4(c)* Amendment effective February 6, 1998, amending the Form of Severance Agreement between the Registrant and Michael Rubin, dated as of June 3, 1986, as amended, filed as Exhibit 10.4(d) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, incorporated herein by reference.

      10.4(d)* Amended schedule of executive officers entitled to benefits of Severance Agreements, filed as Exhibit 10.4(e) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, incorporated herein by reference.

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

      10.5(e)* Amendment effective February 6, 1998, amending the Employment Agreement between the Registrant and Jay B. Langner dated as of July 28, 1988, as amended, filed as Exhibit 10.5(g) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, incorporated herein by reference.

      10.5(f)* Severance Agreement dated April 16, 1990 between the Registrant and Jay B. Langner, filed as Exhibit 10.5(c) to Annual Report on Form 10-K for the fiscal year ended June 30, 1990, incorporated herein by reference.

      10.5(g)* Amendment effective January 23, 1996, amending the Severance Agreement between the Registrant and Jay B. Langner dated April 16, 1990, filed as Exhibit 10.5(f) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

      10.5(h)* Amendment effective February 6, 1998, amending the Severance Agreement between the Registrant and Jay B. Langner dated April 16, 1990, as amended, filed as Exhibit 10.5(h) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, incorporated herein by reference.

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

      10.6(c)* Amendment effective February 6, 1998, amending the Form of Employment Agreement between the Registrant and Michael Rubin, dated February 8, 1990, as amended, filed as Exhibit 10.6(d) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 incorporated herein by reference.

      10.6(d)* Amendment effective May 15, 1998, amending the Employment Agreement between the Registrant and Michael Rubin, dated February 8, 1990, as amended.

      10.6(e)* Amended schedule of executive officers entitled to benefits of Employment Agreements.

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

      13 The Registrant's 1998 Annual Report to Shareholders, which report, except for those portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed to be filed as part of this filing.

      21 Subsidiaries of the Registrant, filed as Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997, incorporated herein by reference.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned Chief Executive Officer, President and Chief Financial Officer/Controller, thereunto duly authorized on the 24th day of September 1998.


HUDSON GENERAL CORPORATION

        /s/      Signature                         Title



        /s/      Jay B. Langner           Chairman of the Board, and
                 --------------           Chief Executive Officer
                 Jay B. Langner



        /s/      Michael Rubin            President
                 -------------
                 Michael Rubin



        /s/      Barry I. Regenstein      Chief Financial Officer and Controller
                 -------------------
                 Barry I. Regenstein


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities as Directors on the 24th day of September 1998.



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
                 Edward J. Rosenthal              Stanley S. Shuman

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Hudson General Corporation:

Under date of August 14, 1998, except for note 2, which is as of September 16, 1998, we reported on the consolidated balance sheets of Hudson General Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998, as contained in the fiscal 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                              KPMG PEAT MARWICK LLP


Jericho, New York
September 16, 1998

SCHEDULE II

HUDSON GENERAL CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 1998, 1997 and 1996

              COLUMN A             COLUMN B            COLUMN C                    COLUMN D       COLUMN E
                                               .......ADDITIONS.......
                                  BALANCE AT   CHARGED TO   CHARGED TO            DEDUCTIONS     BALANCE AT
                                  BEGINNING    COSTS AND      OTHER                  FROM           END
            DESCRIPTION            OF YEAR     EXPENSES     ACCOUNTS               RESERVES       OF YEAR
-----------------------------------------------------------------------------------------------------------
1998 and 1997 - Allowance for
        doubtful accounts
        receivable...            $      ---    $     ---    $       ---           $     ---      $     ---
                                 ==========    =========    ===========           =========      =========

1996 - Allowance for doubtful
        accounts receivable..    $1,579,000    $ 362,000    $(1,820,000)(B,C,D)   $ 121,000(A)   $     ---
                                 ==========    =========    ===========           =========      =========


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

                             JUNE 30, 1998 AND 1997

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

INDEPENDENT AUDITORS' REPORT

The Board of Member Representatives
Hudson General LLC

We have audited the accompanying consolidated balance sheets of Hudson General LLC and subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of earnings and comprehensive income, members' equity and cash flows for the years ended June 30, 1998, 1997 and the period June 1 (inception) to June 30, 1996. We have also audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson General LLC and subsidiaries at June 30, 1998 and 1997 and the results of their operations and their cash flows for the years ended June 30, 1998, 1997 and the period June 1 (inception) to June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        KPMG PEAT MARWICK LLP




Jericho, New York
August 14, 1998, except for note 2,
which is as of September 16, 1998

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
Hudson General LLC and Subsidiaries
(in thousands)

                                                    YEAR             YEAR        PERIOD JUNE 1
                                                   ENDED            ENDED        (INCEPTION) TO
                                                  JUNE 30,         JUNE 30,        JUNE 30,
                                                    1998             1997            1996
                                                    ----             ----            ----
Revenues ......................................  $ 168,947        $ 167,729        $ 12,096
                                                 ---------        ---------        --------

Costs and expenses:
    Operating .................................    131,643          128,749           9,259
    Depreciation and amortization .............      8,237            7,510             673
    Selling, general & administrative .........     14,459           13,625           1,317
                                                 ---------        ---------        --------

       Total costs and expenses ...............    154,339          149,884          11,249
                                                 ---------        ---------        --------

Operating income ..............................     14,608           17,845             847
Interest income ...............................        411            1,137             217
Interest expense ..............................       (533)            (958)           (168)
                                                 ---------        ---------        --------

Earnings before provision for income taxes ....     14,486           18,024             896

Provision for income taxes ....................      1,748            2,085              41
                                                 ---------        ---------        --------

Net earnings ..................................     12,738           15,939             855
                                                 ---------        ---------        --------

Other comprehensive income:
    Foreign currency translation adjustment....       (830)            (123)             43
                                                 ---------        ---------        --------

Other comprehensive income ....................       (830)            (123)             43
                                                 ---------        ---------        --------

Comprehensive income ..........................  $  11,908        $  15,816        $    898
                                                 =========        =========        ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Hudson General LLC and Subsidiaries
(in thousands)


                                                                       June 30,
                                                                       --------
                                                                 1998            1997
                                                                 ----            ----
Assets
Current assets:
   Cash and cash equivalents .............................     $  3,393        $ 12,324
   Accounts and notes receivable - net ...................       16,886          15,289
   Inventory .............................................        1,523           1,272
   Prepaid expenses and other assets .....................        4,868           2,939
                                                               --------        --------
         Total current assets ............................       26,670          31,824

Property, equipment and leasehold rights at cost,
   less accumulated depreciation and amortization ........       45,639          44,948
Long-term receivables - net ..............................          ---           1,361
Deferred income taxes ....................................          ---             174
Excess cost over fair value of net assets acquired .......          643             713
                                                               --------        --------
                                                               $ 72,952        $ 79,020
                                                               ========        ========

Liabilities and Members' Equity
Current liabilities:
   Accounts payable ......................................     $ 17,326        $ 18,528
   Income taxes payable ..................................          590           1,280
   Accrued expenses and other liabilities ................       18,455          19,011
   Advances from Hudson General Corporation - net ........        2,057             361
                                                               --------        --------
         Total current liabilities .......................       38,428          39,180
                                                               --------        --------

Deferred income taxes ....................................          319             ---
Note payable to Hudson General Corporation ...............        3,130           4,630
                                                               --------        --------
         Total noncurrent liabilities ....................        3,449           4,630
                                                               --------        --------

Members' Equity:
   Contributed capital ...................................       19,966          19,966
   Retained earnings .....................................       13,489          16,794
   Accumulated other comprehensive income ................       (2,380)         (1,550)
                                                               --------        --------
         Total members' equity ...........................       31,075          35,210
                                                               --------        --------
                                                               $ 72,952        $ 79,020
                                                               ========        ========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
Hudson General LLC and Subsidiaries
Years Ended June 30, 1998, 1997 and the Period June 1 (Inception) to June 30, 1996 (in thousands)

                                                                                                 Accumulated
                                                                                                    Other
                                                                  Contributed        Retained    Comprehensive    Members'
                                                                     Capital         Earnings       Income         Equity
                                                                     -------         --------       ------         ------
Balance, June 1, 1996 (Inception) .............................   $       ---        $   ---    $       ---      $      ---
    Equity contributions ......................................        12,123            ---         (1,470)         10,653
    Equity adjustment from foreign currency translation .......           ---            ---             43              43
    Net earnings ..............................................           ---            855            ---             855
                                                                  ---------------------------------------------------------
Balance, June 30, 1996 ........................................        12,123            855         (1,427)         11,551
    Equity contributions ......................................         7,843            ---            ---           7,843
    Equity adjustment from foreign currency translation .......           ---            ---           (123)           (123)
    Net earnings ..............................................           ---         15,939            ---          15,939
                                                                  ---------------------------------------------------------
Balance, June 30, 1997 ........................................        19,966         16,794         (1,550)         35,210
    Cash distributions ........................................           ---        (15,783)           ---         (15,783)
    Distributions in the form of a tax credit .................           ---           (260)           ---            (260)
    Equity adjustment from foreign currency translation .......           ---            ---           (830)           (830)
    Net earnings ..............................................           ---         12,738            ---          12,738
                                                                  ---------------------------------------------------------
Balance, June 30, 1998 ........................................       $19,966       $ 13,489        ($2,380)       $ 31,075
                                                                      =======       ========        =======        ========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Hudson General LLC and Subsidiaries
(in thousands)



                                                                                                                 PERIOD JUNE 1
                                                                                   YEAR ENDED      YEAR ENDED    (INCEPTION) TO
                                                                                    JUNE 30,        JUNE 30,        JUNE 30,
                                                                                      1998            1997            1996
                                                                                      ----            ----            ----
Cash flows from operating activities:
Net earnings ................................................................      $ 12,738        $ 15,939        $    855
Adjustments to reconcile net earnings to net cash provided (used)
    by operating activities:
       Depreciation and amortization ........................................         8,237           7,510             673
       (Recovery of) provision for losses on accounts receivable - net ......          (113)            188              14
       Loss (gain) on sale of equipment .....................................          (170)            (60)             67
       Change in other current assets and liabilities:
         Accounts and notes receivables - net ...............................        (2,015)          2,533          (7,011)
         Inventory ..........................................................          (284)           (162)            (40)
         Prepaid expenses and other assets ..................................        (2,043)         (1,742)           (256)
         Accounts payable ...................................................        (1,148)          3,435           2,365
         Income taxes payable ...............................................          (640)            940              38
         Accrued expenses and other liabilities .............................          (271)          1,321          (1,698)
       Decrease in long-term receivables - net ..............................         1,361             666              36
       Decrease in deferred income taxes ....................................           494             676             ---
       Other - net ..........................................................            42              44               6
                                                                                   --------        --------        --------
         Net cash provided (used) by operating activities ...................        16,188          31,288          (4,951)
                                                                                   --------        --------        --------

Cash flows from investing activities:
    Purchases of property and equipment .....................................       (10,045)        (15,218)         (1,825)
    Proceeds from sale of property and equipment ............................           663             166              23
                                                                                   --------        --------        --------
         Net cash used by investing activities ..............................        (9,382)        (15,052)         (1,802)
                                                                                   --------        --------        --------

Cash flows from financing activities:
    Capital contributions ...................................................           ---           7,843          15,848
    Distributions to members ................................................       (15,783)            ---             ---
    Advances from (repayments to) Hudson General Corporation ................           696          (7,302)          7,233
    Principal repayment of note payable to Hudson General
       Corporation ..........................................................          (500)        (21,283)            ---
    Principal repayments on long-term debt ..................................           ---          (2,408)            (70)
                                                                                   --------        --------        --------
         Net cash (used) provided by financing activities ...................       (15,587)        (23,150)         23,011
                                                                                   --------        --------        --------

Effect of exchange rate changes on cash .....................................          (150)            (31)              9
                                                                                   --------        --------        --------
Net (decrease) increase in cash and cash equivalents ........................        (8,931)         (6,945)         16,267
Cash and cash equivalents at beginning of period ............................        12,324          19,269           3,002
                                                                                   --------        --------        --------
Cash and cash equivalents at end of period ..................................      $  3,393        $ 12,324        $ 19,269
                                                                                   ========        ========        ========


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

Description of Business: Hudson LLC provides a broad and diverse range of services to the aviation industry at twenty-four (24) airports throughout the United States and Canada. These services include aircraft ground handling; aircraft fueling; fuel management; ground transportation; snow removal; cargo warehousing; and sale, leasing and maintenance of airline ground support equipment. In addition to its airport related services, Hudson LLC provides transportation management services for various governmental agencies and authorities.

Inventories:  Inventories are carried at the lower of average cost or market.

Depreciation and Amortization: Depreciation of property and equipment is provided on the straight-line method over their estimated useful lives. Leasehold rights are amortized over the original and anticipated renewal terms of the underlying leases.

Excess Cost over Fair Value of Net Assets Acquired: The excess cost over fair value of net assets acquired, net of accumulated amortization of $1,317,000 and $1,275,000 at June 30, 1998 and 1997, respectively, is amortized on a straight-line basis over periods not to exceed forty years. When events and circumstances so indicate, all long-term assets including the Excess Cost over Fair Value of Net Assets Acquired, are assessed for recoverability based upon undiscounted future operating cash flows.

Income Taxes: Hudson LLC has adopted Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes", which requires the use of the asset and liability method of accounting for deferred income taxes.

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

Statements of Cash Flows: For purposes of the consolidated statements of cash flows, Hudson LLC considers all securities with an original maturity of approximately three months or less at the date of acquisition to be cash equivalents. In fiscal 1998 and 1997, income taxes (net of refunds) of $1,839,000 and $843,000, respectively, were paid. Interest of $352,000 and $933,000 was paid in fiscal 1998 and 1997, respectively. No income taxes or interest was paid during the month of June 1996.

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

Long-Lived Assets: Effective July 1, 1996 Hudson LLC adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have any impact on Hudson LLC's financial position or results of operations.

Comprehensive Income: Effective for fiscal 1998, Hudson LLC adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income", which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Hudson LLC's only item of other comprehensive income is foreign currency translation adjustments and the accumulated balance of such adjustments is shown in "Accumulated other comprehensive income" in the accompanying consolidated balance sheets.

Reclassifications: Certain items previously reported in specific financial statement captions have been reclassified to conform with the fiscal 1998 presentation.

2.   FORMATION AND STRUCTURE OF HUDSON GENERAL LLC

Effective June 1, 1996, pursuant to the terms of the Unit Purchase and Option Agreement dated February 27, 1996 (the Purchase Agreement) between Hudson General Corporation (the Corporation) and Lufthansa Airport and Ground Services GmbH (LAGS), a German corporation and an indirect wholly-owned subsidiary of Deutsche Lufthansa AG, the Corporation transferred substantially all of the assets and liabilities of its aviation services business (the Aviation Business) to Hudson LLC, a newly formed limited liability company (the Transaction). In exchange for the transfer of such assets and liabilities and the assumption by Hudson LLC, as co-obligor with the Corporation, of all of the Corporation's 7% convertible subordinated debentures, the Corporation received a 74% interest in Hudson LLC. In addition, Hudson LLC sold LAGS a 26% interest in Hudson LLC for a purchase price of $23,686,000 in cash (after certain adjustments), of which $15,848,000 was paid at the closing, and deferred payments (the Deferred Payments) of $2,650,000 and $5,188,000 plus interest thereon were made, respectively, in September 1996 and December 1996. The Purchase Agreement, as amended, provides LAGS an option (the LAGS Option), exercisable on October 1 of each year through 1999, effective as of the preceding July 1, pursuant to which LAGS may increase its equity ownership in Hudson LLC from 26% to a maximum of 49%, for a price based on a formula related to the average earnings of the Aviation Business over the four fiscal years preceding the exercise of the option, subject to certain minimum and maximum amounts. On September 16, 1998, Hudson LLC was advised that the Supervisory Board of Deutsche Lufthansa AG approved the exercise by its subsidiary LAGS USA Inc., of the LAGS Option to increase its equity interest in Hudson LLC from 26% to 49%. As a result, Hudson LLC expects LAGS to give notice of its exercise of the LAGS Option on or about October 1, 1998. The exercise price is approximately $29,600,000.

Pursuant to the Purchase Agreement, Hudson LLC, the Corporation and LAGS USA Inc., a wholly owned subsidiary of LAGS (LAGS USA), entered into a Limited Liability Company Agreement effective June 1, 1996 (the LLC Agreement). The LLC Agreement, as amended, stipulates that the Corporation and LAGS USA will share profits and losses in the same proportion as their respective equity interests in Hudson LLC, except that the Corporation was entitled to all interest earned on the Deferred Payments. In addition, LAGS USA would not share in any pre-tax earnings, as defined, of the Aviation Business in excess of $14,690,000 and $15,863,000 in fiscal 1997 and 1998, respectively, unless the aggregate of the pre-tax earnings of the Aviation Business for fiscal 1997 and 1998 exceeded $30,533,000. Such pre-tax earnings exceeded $30,553,000, and as a result, LAGS USA is not limited by the LLC Agreement from sharing in pre-tax earnings of the Aviation Business for those years. Hudson LLC's net earnings in June 1996 were allocated 100% to the Corporation.

In June 1996, primarily as a result of the Corporation retaining certain trade receivables, the Corporation made net advances of $7,233,000 on behalf of Hudson LLC. Such balance was repaid to the Corporation by Hudson LLC (together with accrued interest at the Corporation's incremental borrowing rate) during fiscal 1997. Hudson LLC's net advances from the Corporation were $2,057,000 and $361,000 at June 30, 1998 and 1997, respectively.

Pursuant to the LLC Agreement, as amended, the Corporation will continue to manage the Aviation Business and will be entitled to charge Hudson LLC an overhead fee equal to the sum of an agreed upon percentage of Hudson LLC's consolidated domestic revenues and an agreed upon percentage of Hudson LLC's consolidated Canadian revenues. (The Corporation and LAGS USA agreed to overhead fees for fiscal 1998 of 3 1/2% and 1 1/4%, respectively, and overhead fees for fiscal 1997 of 3% and 1%, respectively.) The LLC Agreement, as amended, also provides for a Member Board on which the Corporation has three votes and LAGS USA has two votes, and allows either Member to veto certain major transactions and to veto any reduction in distributions stipulated in the LLC Agreement, as amended. The LLC Agreement, as amended, provides that distributions will be paid annually in an amount at least equal to 50% of domestic net income and 10% of Canadian pre-tax earnings, as defined, from the Aviation Business. Such distributions, totaling approximately $8,300,000 for fiscal 1997 and the month of June 1996, were made in October 1997. An additional distribution of $7,500,000 with respect to fiscal 1997 was made in December 1997.

3.      SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Accounts, notes and long-term receivables - net at June 30, 1998 and June 30, 1997 consisted of the following:

                                                                                                 JUNE 30,        June 30,
                                                                                                   1998            1997
                                                                                                   ----            ----
                                                                                                       (in thousands)
Rental and service fees receivable...........................................                     $16,886         $14,762
Note receivable .............................................................                       ---             1,888
                                                                                                  -------         -------
                                                                                                   16,886          16,650
Less:  current portion (net of allowance for doubtful
     accounts of $1,484,000 and $1,670,000)..................................                      16,886          15,289
                                                                                                  -------         -------
Long-term portion............................................................                  $      ---         $ 1,361
                                                                                               ==========         =======

On January 6, 1994, the Corporation assigned its leases and ceased operations at Long Island MacArthur Airport in Islip, New York (LIMA) where the Corporation had provided ground handling and fueling services to commercial airlines and related fixed base operation services to general aviation aircraft. At the closing, the Corporation was paid $150,000 in cash and received a promissory note from the purchaser of its leases in the amount of $3,750,000, payable over seven years with interest at the rate of 7%. The outstanding balance of the note receivable of $1,756,000 was prepaid in October 1997, resulting in recognition of $570,000 of deferred income during fiscal 1998.

Hudson LLC provides various services at airports throughout the United States and Canada. Hudson LLC grants credit to customers based upon an analysis of its customers' financial position and then-existing conditions in the aviation industry. Four of Hudson LLC's customers had individual balances outstanding greater than 5%, and aggregating 25%, of accounts and notes receivable-net at June 30, 1998. Bad debt (recovery) expenses were ($113,000), $188,000 and $14,000 for fiscal 1998, 1997 and the month of June 1996, respectively.

Accrued expenses and other liabilities at June 30, 1998 and 1997 consisted of the following:

                                   1998          1997
                                   ----          ----
                                     (in thousands)
Salaries and wages .......       $ 6,598       $ 6,327
Insurance ................         5,433         7,108
Operating expenses payable         4,210         3,102
Other ....................         2,214         2,474
                                 -------       -------
                                 $18,455       $19,011
                                 =======       =======

Maintenance and repair expenses were $9,603,000, $8,760,000 and $664,000 for fiscal 1998, 1997 and the month of June 1996, respectively.

4.   PROPERTY, EQUIPMENT AND LEASEHOLD RIGHTS

The number of years over which major classes of assets are being depreciated and amortized, and the costs and related accumulated depreciation and amortization as of June 30, 1998 and 1997 are set forth below:

                                                                     Estimated
                                                                    Useful Lives               1998                  1997
                                                                    ------------               ----                  ----
                                                                                          (in thousands)
Operating equipment........................................             2 - 12                $89,989               $85,349
Leasehold rights...........................................              25                     2,400                 2,400
Buildings..................................................              20                     1,811                 1,474
Office furnishings and equipment...........................             3 - 10                  4,246                 3,868
Leasehold improvements.....................................             2 - 28                  6,967                 6,464
                                                                                              -------               -------
                                                                                              105,413                99,555
Accumulated depreciation and amortization                                                     (59,774)              (54,607)
                                                                                              -------               -------
                                                                                              $45,639               $44,948
                                                                                              =======               =======

5.   CANADIAN OPERATIONS

The consolidated financial statements include: assets of $19,662,000 and $18,635,000, and net assets of $13,541,000 and $12,406,000 at June 30, 1998 and
1997, respectively; and revenues of $42,186,000, $45,987,000 and $3,197,000 and earnings of $1,927,000, $1,784,000 and $52,000 for fiscal 1998, 1997 and the month of June 1996, respectively, related to Hudson LLC's Canadian operations.

6.   LONG-TERM DEBT

In connection with the Transaction, the revolving credit agreement that the Corporation had with a group of banks dated November 25, 1992, as amended, was amended and restated as of June 1, 1996, and Hudson LLC assumed and agreed to become jointly and severally liable for any obligations thereunder (the LLC Credit Agreement). Pursuant to the LLC Credit Agreement, Hudson LLC may borrow funds (including outstanding letters of credit) up to a limit of $18,000,000 (the LLC Limit) until September 30, 1998. At such time, and at the end of each subsequent quarter, the LLC Limit will be reduced by one-sixteenth of the LLC Limit that was in effect on June 30, 1998 until June 30, 2002, at which time the LLC Credit Agreement terminates. The limit may also be reduced by asset sales in excess of certain amounts. There were no direct borrowings outstanding at June 30, 1998 and 1997 and $2,425,000 and $3,020,000 of outstanding letters of credit at June 30, 1998 and 1997, respectively. The LLC Credit Agreement provides Hudson LLC with the option of selecting a rate of interest at either the base rate or 1 3/8% above the LIBO rate, as defined.

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

Hudson LLC also has an agreement with a group of banks to provide a credit facility for its Canadian subsidiary (the Canadian Agreement) in the amount of $5,000,000 (Cdn) (the Canadian Limit). The Canadian Limit will be reduced commencing September 30, 1998 on the same basis as the LLC Limit. The Canadian Agreement provides Hudson LLC with the option of selecting a rate of interest at either 1/2% above the Canadian prime rate or 1 5/8% above the cost of funds rate, as defined. In connection with the Canadian Agreement, Hudson LLC has guaranteed the obligations of its Canadian subsidiary and granted the banks a security interest in substantially all of its Canadian accounts receivable and certain of its other assets.

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

During fiscal 1997, Hudson LLC utilized the proceeds from the Deferred Payments together with a portion of the proceeds received at the closing of the Transaction to repay $21,283,000 of the outstanding balance of the Corporate Subordinated Debt. At June 30, 1998 and 1997 the balance of the Corporate Subordinated Debt was $4,630,000 and $5,130,000, respectively. The noncurrent portion of such debt at June 30, 1998 and 1997 of $3,130,000 and $4,630,000, respectively, is shown as "Note payable to Hudson General Corporation" in the accompanying consolidated balance sheets. Hudson LLC is obligated to repay the remaining balance of $4,630,000 to the Corporation as follows: (i) $1,500,000 on July 15, 1998; and (ii) $1,500,000 on each July 15th thereafter until the entire principal balance is satisfied. The current portion of this debt at June 30, 1998 (which was paid in July 1998) and 1997 of $1,500,000 and $500,000, respectively, is included in "Advances from Hudson General Corporation - net" in the accompanying consolidated balance sheets. Interest on the Corporate Subordinated Debt is payable semi-annually in January and July at the rate of 7% per annum.

7.  INCOME TAXES

Provision for income taxes consisted of the following for fiscal 1998, 1997 and the month of June 1996.

                                                                              1998                    1997                1996
                                                                              ----                    ----                ----
Foreign:                                                                                        (in thousands)
    Current.................................................                $1,105                  $1,061                $ 41
    Deferred................................................                   411                     659                 ---

State:
    Current.................................................                   149                     344                 ---
    Deferred................................................                    83                      21                 ---
                                                                            ------                  ------                ----
                                                                            $1,748                  $2,085                $ 41
                                                                            ======                  ======                ====


Earnings before income taxes consisted of the following for fiscal 1998, 1997 and the month of June 1996.

                  1998          1997          1996
                  ----          ----          ----
                          (in thousands)
Domestic       $11,042       $14,520       $   803
Foreign          3,444         3,504            93
               -------       -------       -------
               $14,486       $18,024       $   896
               =======       =======       =======

Deferred tax assets (liabilities) are comprised of the following as of June 30, 1998 and 1997 (Deferred tax assets were transferred to Hudson LLC from the Corporation on June 1, 1996):

                                                                 1998         1997
                                                                 ----         ----
Deferred tax assets:                                              (in thousands)
    Reserves for doubtful accounts, claims - foreign ....       $ 237        $ 277
                                                                -----        -----
           Total deferred tax assets ....................         237          277
                                                                -----        -----
Deferred tax liabilities:
    State and local income taxes ........................        (104)         (21)
    Property, equipment and leasehold rights, principally
       depreciation - foreign ...........................        (452)         (82)
                                                                -----        -----
           Total deferred tax liabilities ...............        (556)        (103)
                                                                -----        -----
               Net deferred tax (liability) asset .......       $(319)       $ 174
                                                                =====        =====

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

8.   RETIREMENT PLANS

As of January 1, 1997, Hudson LLC established a 401(k) Profit Sharing Plan covering substantially all of its domestic employees not subject to collective bargaining agreements (the LLC Plan). Pursuant to the LLC Plan, Hudson LLC makes a matching contribution equal to 25% of the Compensation (as defined in the LLC
Plan) that each participant elects to defer (up to 5% of the participant's Compensation) and contribute to the LLC Plan. In addition, Hudson LLC may make a discretionary annual contribution. Prior to January 1, 1997 such employees were covered under the Corporation's 401(k) Profit Sharing Plan (the Plan), which contains terms and conditions similar to those of the LLC Plan. During fiscal 1998, 1997 and the month of June 1996, Hudson LLC contributed $743,000, $766,000 and $11,000, respectively, to the LLC Plan and the Plan representing employer matching and discretionary contributions for Hudson LLC's covered employees.

Hudson LLC maintains a Group Registered Retirement Savings Plan (RRSP) covering substantially all of its Canadian employees not subject to collective bargaining agreements. Under the RRSP, Hudson LLC may make a discretionary annual contribution. During fiscal 1998, 1997 and the month of June 1996, Hudson LLC contributed $124,000, $114,000 and $44,000, respectively, to the RRSP.

Net retirement expense was $858,000, $861,000 and $91,000 for fiscal 1998, 1997 and the month of June 1996, respectively.

9.   COMMITMENTS AND CONTINGENCIES

(a)  Leases

Minimum rental payments for leased premises and operating equipment for future fiscal years under non-cancelable operating leases (including $2,753,000 to be paid subsequent to June 30, 1998 for operating equipment on lease to Hudson LLC from the Corporation and excluding $1,221,000 to be received subsequent to June 30, 1998 under non-cancelable subleases) are: $5,083,000 in 1999;

$4,027,000 in 2000; $3,528,000 in 2001; $2,875,000 in 2002; $2,148,000 in 2003;
and $7,080,000 thereafter.

Total rental expense incurred amounted to $6,874,000, $6,486,000 and $475,000 (excluding sublease income of $632,000, $755,000 and $36,000) for fiscal 1998, 1997 and the month of June 1996, respectively.

(b)  Purchase Commitments

At June 30, 1998, Hudson LLC is obligated to expend funds of $5,578,000 and $1,906,000 in fiscal 1999 and 2000, respectively, for equipment to be used in providing de-icing and snow removal services at Lester B. Pearson International Airport in Toronto pursuant to a contract entered into in December 1997 with the Greater Toronto Airports Authority.

(c)  Litigation

In 1988, Texaco Canada Inc. (Texaco) (now known as McColl-Frontenac Inc.) instituted a lawsuit (the Texaco Lawsuit) in the Supreme Court of Ontario, Canada against the Corporation, the Corporation's Canadian subsidiary (now owned by Hudson LLC) and Petro-Canada Inc. (the corporation which supplied aviation fuel for the Corporation's Canadian fixed base operations). The Texaco Lawsuit's allegations, as amended, were that the defendants interfered with contractual and fiduciary relations, conspired to injure, and induced the breach of a fuel supply agreement between Texaco and Innotech Aviation Limited (Innotech) in connection with the purchase by the Corporation from Innotech in 1984 of certain assets of Innotech's airport ground services business. The Texaco Lawsuit sought compensatory and punitive damages totaling $110,000,000 (Canadian) (approximately $80,000,000 (U.S.)) plus all profits earned by the defendants subsequent to the alleged breach. The trial, which began in May 1996, concluded after several adjournments on May 7, 1997. On May 25, 1998, the trial judge issued an oral decision in the Corporation's favor.

In finding that there was no liability on the part of the Corporation, its Canadian subsidiary or Petro-Canada, the judge ruled that none of these parties had induced any breach of the fuel supply agreement, nor had any of them interfered with the plaintiff's contractual and fiduciary relations. The judge also ruled that Innotech did not breach its fuel supply agreement with Texaco, nor was there any fiduciary relationship between Innotech and Texaco.

The trial judge rendered an oral decision, and Texaco, which has served a Notice of Appeal, cannot pursue any appeal until the decision has been issued in written form. The decision dealt solely with the issue of liability, and a separate hearing before another judicial officer would have to be held on the issue of damages. It is expected that a hearing on damages would not be held unless Texaco decides to pursue, and is successful in, its appeal of the liability decision.

The Corporation has agreed to indemnify and hold harmless Hudson LLC, LAGS and each affiliate of LAGS against all losses related to the Texaco Lawsuit.

SCHEDULE II


HUDSON GENERAL LLC AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 1998, 1997 AND PERIOD JUNE 1 (INCEPTION) TO JUNE 30, 1996

          COLUMN A                        COLUMN B                            COLUMN C                   COLUMN D           COLUMN E
                                                             -------------------------------------
                                                                            ADDITIONS
                                         BALANCE AT              CHARGED TO           CHARGED TO        DEDUCTIONS        BALANCE AT
                                        BEGINNING OF             COSTS AND              OTHER              FROM               END
         DESCRIPTION                       PERIOD                 EXPENSES             ACCOUNTS          RESERVES          OF PERIOD
1998 - Allowance for doubtful
          accounts receivable            $1,670,000               ($113,000)         $(40,000)  (B,C)    $ 33,000   (A)   $1,484,000
                                         ==========               =========         =========            ========         ==========

1997 - Allowance for doubtful
         accounts receivable             $1,784,000                $188,000          $ 30,000  (B,C)     $332,000   (A)   $1,670,000
                                         ==========                ========          ========            ========         ==========

1996 - Allowance for doubtful
         accounts receivable             $1,804,000   (D)          $ 14,000         $(31,000)  (B,C)     $  3,000   (A)   $1,784,000
                                         ==========                ========         =========            ========         ==========


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

                          June 30, 1998, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


         The Board of Directors
         Hudson General Corporation

         The Board of Directors
         Oxford First Corporation:


         We have audited the accompanying consolidated balance sheets of the Kohala Joint Venture and subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of operations and partners' deficit, and cash flows for each of the years in the three-year period ended June 30, 1998. We have also audited financial statement schedule
         II. These consolidated financial statements and the financial statement schedule are the responsibility of the Venture's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

         For the years ended June 30, 1998, 1997 and 1996, the Venture incurred net losses of $5,642,900, $22,584,200 and $6,042,200, respectively, and at June 30, 1998, the amount of the partners' deficit was $43,601,200. During fiscal 1998, the partners did not make any advances to the Venture. Additional contributions from the partners may be required in fiscal 1999.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Kohala Joint Venture and subsidiary as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             KPMG PEAT MARWICK LLP



         August 14, 1998

                       KOHALA JOINT VENTURE AND SUBSIDIARY

                           Consolidated Balance Sheets

                             June 30, 1998 and 1997

             ASSETS                                            1998               1997
                                                               ----               ----

Cash                                                       $   354,900           730,000
Accounts receivable                                             42,800            39,200
Accrued interest receivable                                     89,700           179,200
Mortgage notes receivable, net                               2,004,300         2,561,000
Land and development costs                                   9,210,400         9,264,200
Property, plant and equipment, net                           1,480,500         1,560,900
Foreclosed real estate, net                                  2,186,300         2,853,600
Other                                                           67,600            28,700
                                                           -----------       -----------

                                                           $15,436,500        17,216,800
                                                           ===========       ===========


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Partner advances and accrued interest payable           58,178,000          54,012,600
     Accounts payable and accrued expenses                      859,700           1,162,500
                                                           ------------        ------------

                               Total liabilities             59,037,700          55,175,100

Contingencies

Partners' deficit                                           (43,601,200)        (37,958,300)
                                                           ------------        ------------

                                                           $ 15,436,500          17,216,800
                                                           ============        ============


See accompanying notes to consolidated financial statements.

                       KOHALA JOINT VENTURE AND SUBSIDIARY

           Consolidated Statements of Operations and Partners' Deficit

                    Years ended June 30, 1998, 1997 and 1996



                                                1998               1997                1996
                                                ----               ----                ----
Net sales                                  $    665,600           1,455,300             676,800
Cost of sales                                   325,500           1,106,400             365,400
Write-down of real estate assets                   --            17,000,000                --
Selling, general and administrative
     expenses                                 2,046,300           2,340,000           2,952,400
                                           ------------        ------------        ------------

Operating loss                               (1,706,200)        (18,991,100)         (2,641,000)

Other (income) expense:
     Interest expense                         4,185,900           3,858,300           3,755,400
     Interest income and other                 (249,200)           (265,200)           (354,200)
                                           ------------        ------------        ------------

Net loss                                     (5,642,900)        (22,584,200)         (6,042,200)

Partners' deficit, beginning of year        (37,958,300)        (15,374,100)         (9,331,900)
                                           ------------        ------------        ------------

Partners' deficit, end of year             $(43,601,200)        (37,958,300)        (15,374,100)
                                           ============        ============        ============


         See accompanying notes to consolidated financial statements.

                       KOHALA JOINT VENTURE AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 1998, 1997 and 1996


                                                                     1998               1997                1996
                                                                     ----               ----                ----
Cash flows from operating activities:
     Proceeds from land sales                                    $   183,400            765,500            105,200
     Interest income received                                        244,900            266,800            347,300
     Proceeds from water company sales                               316,200            294,500            341,300
     Land and development cost expenditures                         (239,000)          (115,200)          (159,000)
     Interest paid                                                   (18,600)          (118,100)          (212,000)
     Selling, general and administrative expenditures paid        (1,758,000)        (1,533,700)        (1,847,500)
     Collections on mortgage notes                                   686,100          1,279,500          1,678,300
     Proceeds from sale of and deposits relating to assets
        held in foreclosure                                          218,900            209,100             57,000
                                                                 -----------        -----------        -----------

                  Net cash (used in) provided by
                     operating activities                           (366,100)         1,048,400            310,600
                                                                 -----------        -----------        -----------

Cash flows from investing activities:
     Purchases of property, plant and equipment                       (9,000)           (12,500)           (21,000)
     Proceeds from sale of property, plant and equipment                --                  500               --
                                                                 -----------        -----------        -----------

                  Net cash used in investing activities               (9,000)           (12,000)           (21,000)
                                                                 -----------        -----------        -----------

Cash flows from financing activities:
     Net advances received from partners                                --                 --            2,714,400
     Payments on notes payable                                          --             (573,200)        (2,826,200)
                                                                 -----------        -----------        -----------

                  Net cash used in financing activities                 --             (573,200)          (111,800)
                                                                 -----------        -----------        -----------

                  Net (decrease) increase in cash and
                     cash equivalents                               (375,100)           463,200            177,800

Cash and cash equivalents at beginning of year                       730,000            266,800             89,000
                                                                 -----------        -----------        -----------

Cash and cash equivalents at end of year                         $   354,900            730,000            266,800
                                                                 ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                       KOHALA JOINT VENTURE AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                          June 30, 1998, 1997 and 1996



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    DESCRIPTION OF THE BUSINESS

              The Kohala Joint Venture (the Venture) is a partnership which was formed to acquire, develop and sell approximately 4,000 contiguous acres of land in Hawaii (the Project). The Partners in the Venture are Hudson Kohala Inc. (Hudson, a wholly-owned subsidiary of Hudson General Corporation) and Oxford Kohala, Inc. (Oxford, a wholly-owned subsidiary of Oxford First Corporation) (Oxford First)) (together, the Partners). The terms of the partnership are contained in the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement). The Project is being developed in four successive phases. The first two phases, containing approximately 2,100 acres, have been developed and substantially sold. The third phase, containing approximately 550 acres, has also been developed and has 84 parcels remaining available for sale. The fourth phase has yet to be developed, except to the extent common improvements (main roadway, water wells, etc.) have been completed. The Partners plan to reevaluate the fourth phase of the Project.

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

(1),   CONTINUED

       (f)    CONTINUED

              The Venture capitalized interest costs, as appropriate, for each phase of the Project. Effective July 1, 1994, as a result of the lack of further development activity, capitalization of interest was discontinued.

       (g)    ESTIMATED COSTS TO COMPLETE

              At June 30, 1998 and 1997, the Venture estimated that $2,479,000 of additional costs were necessary to complete the development of Phase III. The portion of such amount relating to unsold parcels has been offset against land and development costs, net in the accompanying consolidated balance sheets.

       (h)    PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment is recorded at the lower of cost or fair value.

              Depreciation is provided on the straight-line method. The number of years over which major classes of assets are depreciated and the costs and related accumulated depreciation as of June 30, 1998 and 1997 are set forth below:

                                                              Estimated
                                                            useful lives            1998                 1997
                                                            ------------            ----                 ----
Water distribution systems                                   20-50 years         $ 2,782,100          2,773,700
Plant structures and equipment                                3-10 years             183,400            182,900
                                                                                 -----------        -----------
                                                                                   2,965,500          2,956,600

Accumulated depreciation                                                            (956,500)          (867,200)
Contributions in aid of construction                                                (528,500)          (528,500)
                                                                                  -----------        -----------

                                                                                 $ 1,480,500          1,560,900
                                                                                 ===========        ===========


              Contributions in aid of construction represent contributions by customers for plant additions made for the benefit of the customer. Accordingly, such contributions are recorded as a reduction against property, plant and equipment.

              Depreciation expense, included in "Selling, general and administrative" expenses in the accompanying consolidated statements of operations and partners' deficit was $89,300, $183,400 and $173,600 for fiscal 1998, 1997 and 1996, respectively.

       (i)    IMPAIRMENT OF LONG-LIVED ASSETS

              Effective July 1, 1996, the Venture adopted Statement of Financial Accounting Standards (SFAS) No.121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of". SFAS No.121 addresses accounting for the impairment of long-lived assets

                                                                     (Continued)

                       KOHALA JOINT VENTURE AND SUBSIDIARY

(1), CONTINUED

       (i), CONTINUED

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

       (k)    STATEMENTS OF CASH FLOWS

              For the purposes of presenting the consolidated statements of cash flows, the Venture considers all securities with an original maturity of approximately three months or less at the date of acquisition to be cash equivalents.

              A reconciliation of net loss to net cash (used in) provided by operating activities for fiscal 1998, 1997 and 1996 is as follows:

                                                                 1998              1997                  1996
                                                                 ----              ----                  ----
Net loss                                                     $(5,642,900)       (22,584,200)        (6,042,200)
Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
        Write-down of real estate assets                            --           17,000,000               --
        Depreciation and amortization                             89,300            183,400            173,600
        Provision for losses and discounts on
           mortgages receivable                                  100,000            600,000            600,000
        Provision for losses on foreclosed real estate           400,000               --              356,300
        Sale of assets held in foreclosure                       218,900            209,100             57,000
        Interest expense in excess of interest paid            4,167,300          3,740,200          3,543,400
        Mortgage loans originated on land sales                 (142,500)          (339,900)          (206,000)
        Cash collections on mortgage loans                       686,100          1,279,500          1,678,300
        Excess of cost of sales over land and
           development costs paid                                 86,500            991,200            206,400
        Accrued interest on mortgages receivable                  89,500             58,400              2,200
        Cash for water sales in excess of accrual                 (3,500)             9,100             (4,900)
        Real estate tax accruals                                (382,000)           (48,000)            35,700
        Other                                                    (32,800)           (50,400)           (89,200)
                                                             -----------        -----------        -----------

Total adjustments                                              5,276,800         23,632,600          6,352,800
                                                             -----------        -----------        -----------

Net cash (used in) provided by operating activities          $  (366,100)         1,048,400            310,600
                                                             ===========        ===========        ===========

                                                                     (Continued)

                       KOHALA JOINT VENTURE AND SUBSIDIARY

(1),   CONTINUED

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

(2)    WRITE-DOWN OF REAL ESTATE ASSETS

       In the fourth quarter of fiscal 1997, the Venture recorded a charge of $17,000,000 to write-down its real estate assets to their estimated fair values. The charge was a result of the continuing periodic evaluation of the carrying value of the Venture's real estate assets. The Partners concluded, as a result of their in-depth analysis of an updated independent appraisal of such assets and the consideration of other factors affecting the development of the property, that the carrying value of the real estate assets should be reduced. Factors considered by the Partners included the Partners' plans to reevaluate the fourth phase of the Project which has to date only had limited development, the current condition of the Hawaiian real estate market and general economic conditions.

(3)    MORTGAGE NOTES RECEIVABLE

       The Venture deems certain loans impaired when, based upon current information and events, it is probable that the Venture will be unable to collect all amounts due, both principal and accrued interest. The Venture measures impairment based on a loan's observable market price or the fair value of the collateral since the loan is collateral dependent and foreclosure is probable. The amount of the valuation allowance is determined by comparing principal plus accrued interest to the fair value of the underlying collateral. The Venture recognizes an impairment by adjusting its existing valuation allowance with a corresponding charge to bad debt expense. Subsequent changes in fair value, if any, are treated in the same manner.

       At June 30, 1998 and 1997, mortgage notes receivable from land sales consisted of the following:

                                               1998                1997
                                               ----                ----

Mortgage notes receivable                  $ 4,945,100          5,796,600
Allowance for uncollectible accounts        (2,871,500)        (3,166,300)
Reserve for cash discounts and other
     allowances                                (69,300)           (69,300)
                                           -----------        -----------

Mortgage notes receivable, net             $ 2,004,300          2,561,000
                                           ===========        ===========

       At June 30, 1998 and 1997, 14 and 20 mortgage notes receivable were 90 days or more in arrears, aggregating $2,525,140 and $3,705,500, respectively. Accrued interest receivable on delinquent mortgage notes receivable was $77,819 and $171,900 as of June 30, 1998 and 1997, respectively.

                                                                     (Continued)

                       KOHALA JOINT VENTURE AND SUBSIDIARY

(3), CONTINUED

       Stated interest rates on mortgage notes receivable outstanding at June 30, 1998 and 1997, range from 11% to 6.5% (averaging 8.2% as of June 30, 1998 and 8.9% as of June 30, 1997).

       The Venture typically provides financing in connection with the sale of land parcels. None of the Venture's mortgage notes receivable comprised more than 5% of the total mortgage notes receivable balance at June 30, 1998 and 1997. The Venture is the first lien holder on all outstanding mortgage notes receivable.

       Purchasers of land parcels are entitled to discounts if certain conditions are met. Discounts are generally given if the purchase price is paid in cash at the closing. If the cash is paid within specified periods after the closing, a reduced sales discount is given. Reserves have been established for estimated discounts to be taken by purchasers under the various discount programs.

       Scheduled collections of principal during the next five fiscal years are as follows:

                                 Year          Amount
                                 ----          ------

                                 1999        $  3,282,700
                                 2000             186,500
                                 2001             146,300
                                 2002             831,200
                                 2003             498,400
                                             ------------

                                             $  4,945,100
                                             ============


(4)    LAND AND DEVELOPMENT COSTS

       Land and development costs include all costs directly associated with the acquisition and development of the land parcels. Major components of land and development costs are the initial costs to acquire the land, roadways, water drainage, electrical and telephone lines, and various project management expenditures.

(5)    FORECLOSED REAL ESTATE

       Foreclosed real estate represents land parcels that were reacquired in connection with previously financed mortgages. Such parcels are valued at the lower of their remaining receivable balance outstanding, or their estimated fair value (determined in the same manner as the allowance for uncollectible accounts), as follows:

                                      1998              1997
                                      ----              ----

Foreclosed real estate            $ 3,134,300          3,530,300
Allowance for losses                 (948,000)          (676,700)
                                  -----------        -----------

Foreclosed real estate, net       $ 2,186,300          2,853,600
                                  ===========        ===========

                                                                     (Continued)

                       KOHALA JOINT VENTURE AND SUBSIDIARY

(5), CONTINUED

       During fiscal 1998 and 1997, four and ten mortgage notes receivable were transferred to foreclosed real estate, respectively. Five parcels in foreclosed real estate were sold in both fiscal 1998 and 1997. The carrying values of the mortgage notes receivable transferred to and parcels sold from foreclosed real estate were $515,000 and $911,000 in fiscal 1998 and $1,212,500 and $585,500 in fiscal 1997, respectively.

(6)    PARTNER ADVANCES PAYABLE

       The Partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the Project. During fiscal 1997, the Partners each advanced $300,000 to the Venture. Such advances were repaid by the Venture on June 30, 1997. During fiscal 1998, the Partners did not make any advances to the Venture. Additional contributions from the Partners may be required in fiscal 1999. Advances earn interest from the date of the advance compounded quarterly at the prime rate minus 1% (7.50% at June 30, 1998 and 1997).

       Advances accrued an average rate of interest of 7.5% during fiscal 1998, 1997 and 1996.

(7)    NOTE PAYABLE

       During fiscal 1991, the Venture entered into agreements with banks pursuant to which $8,797,000 of the Venture's mortgage receivables were sold. An additional sale of $3,148,000 of mortgage receivables to a bank was completed during fiscal 1992. These transactions were accounted for as financing arrangements. On April 30, 1996, the Venture repurchased $1,373,000 of such mortgage receivables which represented the entire outstanding balance thereof. The maximum amount of notes payable outstanding during fiscal 1996 was $2,826,000. The average amount outstanding for fiscal 1996, based upon month-end balances, was $1,561,000. The weighted average interest rate for fiscal 1996 was 11.3%.

       At June 30, 1996, the Company had a note payable outstanding in the amount of $576,200 relating to certain development costs. The note was repaid in December 1996 and bore interest at the prime rate plus 1%.

(8)    KOHALA RANCH WATER COMPANY

       KRWC provides water to the Project, as well as to other customers, and is owned by the Venture (99%), Hudson (.5%), and Oxford (.5%). The assets of KRWC are comprised principally of property, plant and equipment. KRWC recorded revenues of $319,700, $285,400 and $336,300 and incurred net losses (including interest expense due to the Venture) of $534,400, $566,900 and $489,700 for fiscal 1998, 1997 and 1996, respectively.

(9)    CONTINGENCIES

       During fiscal 1992, the County of Hawaii passed an ordinance pursuant to which the Venture, after subdivision approvals are obtained, would be able to develop the fourth phase of the Project into 1,490 units. Shortly after passage of the ordinance, a lawsuit against the County of Hawaii was filed in the Circuit Court of Hawaii by two local residents of Hawaii (Plaintiffs) seeking to invalidate such ordinance on various grounds, including that the ordinance was adopted without following State of Hawaii

                                                                     (Continued)

                       KOHALA JOINT VENTURE AND SUBSIDIARY

(9), CONTINUED

       procedure relating to the preparation of an Environmental Impact Statement. During fiscal 1993, the Judge in this action granted Plaintiffs' motion for partial summary judgment without indicating any effect on zoning of the fourth phase. The County and the Venture appealed this ruling to the Hawaii Supreme Court, and in May 1997, the Supreme Court vacated the summary judgment which was previously granted and remanded certain related issues to the Circuit Court for that Court to decide. In March and April 1998, the Circuit Court ruled in favor of the County and the Venture on the remanded issues and certain other issues.

       In July 1998, the Circuit Court granted summary judgment in favor of the County and the Venture on all remaining claims in the suit. Although Plaintiffs have indicated they intend to appeal any decision unfavorable to them, it is uncertain at this time whether an appeal will be filed by Plaintiffs. Since a final judgment has not yet been entered, the time period for filing an appeal has not yet commenced. The Venture cannot determine the effect of this litigation on the timing of development of Phase IV or expenditures related thereto until it is known whether an appeal will be filed. The joint venture partners continue to reevaluate plans for Phase IV which has to date only had limited development.

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

                                                                     Schedule II


                       KOHALA JOINT VENTURE AND SUBSIDIARY

                        Valuation and Qualifying Accounts

                    Years ended June 30, 1998, 1997 and 1996





                  Column A                      Column B              Column C                   Column D           Column E
                  --------                      --------              --------                   --------           --------
                                                                      Additions
                                                              --------------------------
                                               Balance at     Charged to      Charged to        Deductions         Balance at
                                                beginning      costs and         other             from              end of
                 Description                     of year       expenses        accounts          reserves             year
                 -----------                     -------       --------        --------          --------             ----
1998 - Allowance for
     uncollectible accounts               $      3,166,300       100,000               -           394,800(A)        2,871,500
                                             =============    ==========     ===========        ==========       =============

1997 - Allowance for
     uncollectible accounts               $      2,949,400       600,000               -           383,100(A)        3,166,300
                                             =============    ==========     ===========        ==========       =============

1996 - Allowance for
     uncollectible accounts               $      2,464,200       600,000               -           114,800(A)        2,949,400
                                             =============    ==========     ===========        ==========       =============

1998 - Allowance for loss on
     foreclosed real estate               $        676,700       400,000               -           128,700(A)          948,000
                                             =============    ==========     ===========        ==========       =============

1997 - Allowance for loss on
     foreclosed real estate               $        703,100             -               -            26,400(A)          676,700
                                             =============    ==========     ===========        ==========       =============

1996 - Allowance for loss on
     foreclosed real estate               $        486,400       356,300               -           139,600(A)          703,100
                                             =============    ==========     ===========        ==========       =============



(A)    Write-offs

                   HUDSON GENERAL CORPORATION & SUBSIDIARIES


                                 EXHIBIT INDEX

                                                                                                                Sequentially
     Exhibit                                                                                                      Numbered
        No.                                                            Exhibit                                      Pages

     10.6(d)      Amendment effective May 15, 1998, amending the Employment Agreement between the Registrant
                  and Michael Rubin, dated February 8, 1990, as amended.                                             55-58

     10.6(e)      Amended schedule of executive officers entitled to benefits of Employment Agreements.              59-60

        13        The Registrant's 1998 Annual Report to Shareholders, which report, except for those                61-89
                  portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed to be filed as part of this filing.

        23        Consent of KPMG Peat Marwick LLP, the Corporation's independent auditors, to the                   90-91
                  incorporation by reference into the Corporation's Registration Statement on Form S-8, as
                  amended, Registration No. 2-75137.


        27        Financial Data Schedule                                                                              92
