Form 10-Q
period 1998-09-30
HUDSON GENERAL CORP
filed 1998-11-13
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Common Stock, par value $1.00 per share: 1,744,949 shares outstanding at October 31, 1998.

                         PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF EARNINGS
HUDSON GENERAL CORPORATION AND SUBSIDIARIES
(in thousands, except per share amounts)



                                                         Three Months Ended
                                                             September 30,
                                                        1998              1997
                                                        ----              ----
                                                    (Unaudited)       (Unaudited)
Revenues ...................................          $ 1,401           $ 1,384
                                                      -------           -------

Costs and expenses:
  Depreciation and amortization ............              156               176
  Selling, general & administrative ........            1,728             1,697
                                                      -------           -------
    Total costs and expenses ...............            1,884             1,873
                                                      -------           -------

Operating loss .............................             (483)             (489)

Equity in earnings of Hudson General LLC ...              769             1,429
Equity in loss of Kohala Joint Venture .....             (667)             (694)
Interest income ............................            1,013               922
                                                      -------           -------

Earnings before provision for income taxes .              632             1,168

Provision for income taxes .................              217               386
                                                      -------           -------

Net earnings ...............................          $   415           $   782
                                                      =======           =======

Earnings per share, basic ..................          $   .24           $   .45
                                                      =======           =======

Earnings per share, diluted ................          $   .24           $   .45
                                                      =======           =======

Cash dividends per common share ............          $    --           $    --
                                                      =======           =======

Weighted average common shares outstanding:
  Basic ....................................            1,745             1,738
                                                      =======           =======
  Diluted ..................................            1,760             1,752
                                                      =======           =======

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
HUDSON GENERAL CORPORATION AND SUBSIDIARIES
(in thousands)


                                                              September 30,        June 30,
                                                                   1998              1998
                                                                   ----              ----
                                                               (Unaudited)

Assets
Current Assets:
  Cash and cash equivalents ..........................          $ 17,030           $ 19,001
  Investment securities available for sale ...........            19,853             19,002
  Receivables ........................................               734                563
  Advances to Hudson General LLC - net ...............             2,895              2,057
  Prepaid expenses and other assets ..................                43                 56
                                                                --------           --------
    Total current assets .............................            40,555             40,679

Property and equipment at cost,
  less accumulated depreciation and amortization .....             2,259              2,389
Investment in Hudson General LLC .....................            22,677             22,306
Investment in Kohala Joint Venture - net .............             4,808              4,962
Note receivable from Hudson General LLC ..............             1,630              3,130
                                                                --------           --------
                                                                $ 71,929           $ 73,466
                                                                ========           ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................          $     83           $    200
  Accrued expenses and other liabilities .............             1,191              2,628
                                                                --------           --------
    Total current liabilities ........................             1,274              2,828
                                                                --------           --------

Deferred income taxes ................................             2,197              2,197
                                                                --------           --------

Stockholders' Equity:
  Serial preferred stock (authorized 100,000 shares of
   $1 par value) - none outstanding ..................                --                 --
  Common stock (authorized 7,000,000 shares of $1 par
   value) - issued 2,102,260 .........................             2,102              2,102
  Paid in capital ....................................            47,868             48,266
  Retained earnings ..................................            29,650             29,235
  Treasury stock, at cost, 357,311 shares ............           (11,162)           (11,162)
                                                                --------           --------
    Total stockholders' equity .......................            68,458             68,441
                                                                --------           --------
                                                                $ 71,929           $ 73,466
                                                                ========           ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
HUDSON GENERAL CORPORATION AND SUBSIDIARIES
(in thousands)


                                                                      Three Months Ended
                                                                         September 30,
                                                                     1998              1997
                                                                     ----              ----
                                                                 (Unaudited)        (Unaudited)
Cash flows from operating activities:
  Net earnings .........................................          $    415           $    782
  Adjustments to reconcile net earnings to net
    cash used by operating activities:
    Depreciation and amortization ......................               156                176
    Equity in earnings of Hudson General LLC ...........              (769)            (1,429)
    Equity in loss of Kohala Joint Venture .............               667                694
    Accrual of interest income on Kohala Joint
      Venture advances .................................              (513)              (477)
    Change in other current assets and liabilities:
       Receivables .....................................              (171)               (73)
       Prepaid expenses and other assets ...............                13                184
       Accounts payable ................................              (117)               (95)
       Accrued expenses and other liabilities ..........            (1,437)            (1,326)
    Other - net ........................................                 3                 --
                                                                  --------           --------
       Net cash used by operating activities ...........            (1,753)            (1,564)
                                                                  --------           --------

Cash flows from investing activities:
  Purchase of investment securities available for sale .            (2,024)              (972)
  Proceeds from maturity and sale of investment
      securities available for sale ....................             1,173                 --
  Purchases of property and equipment ..................               (29)               (12)
  Proceeds from sale of property and equipment .........                --                 17
  (Advances to) repayments from Hudson General LLC - net              (838)                 5
  Collections of note receivable from Hudson General LLC             1,500                500
                                                                  --------           --------
       Net cash used by investing activities ...........              (218)              (462)
                                                                  --------           --------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...............                --                 93
                                                                  --------           --------
       Net cash provided by financing activities .......                --                 93
                                                                  --------           --------

Net decrease in cash and cash equivalents ..............            (1,971)            (1,933)
Cash and cash equivalents at beginning of period .......            19,001             18,425
                                                                  --------           --------
Cash and cash equivalents at end of period .............          $ 17,030           $ 16,492
                                                                  ========           ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HUDSON GENERAL CORPORATION AND SUBSIDIARIES


1. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Hudson General Corporation and Subsidiaries (the Corporation) as of September 30, 1998 and June 30, 1998, and the results of operations and cash flows for the three months ended September 30, 1998 and 1997. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature. Results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

         The consolidated financial statements include the accounts of the Corporation and the Subsidiaries for which it exercises effective control. All material intercompany accounts and transactions have been eliminated in consolidation. Hudson General LLC, the Corporation's aviation services affiliate in which the Corporation has a 74% interest (Hudson LLC), is accounted for under the equity method of accounting (see Note 2). Kohala Joint Venture, a land development joint venture in Hawaii in which the Corporation has a 50% interest (the Venture), is also accounted for under the equity method of accounting (see Note 3).

         The accounting policies followed by the Corporation are stated in Note 1 to the Corporation's consolidated financial statements in the 1998 Hudson General Corporation Annual Report filed under Item 8 to Form 10-K for the Corporation's fiscal year ended June 30, 1998.

2.       The summary consolidated balance sheets for Hudson LLC are as follows:

                                                        September 30,     June 30,
                                                            1998             1998
(in thousands)                                           (Unaudited)
------------------------------------------------------------------------------------
Cash and cash equivalents .......................          $ 2,856          $ 3,393
Accounts and notes receivable - net .............           16,070           16,886
Other current assets ............................            7,863            6,391
                                                           -------          -------
   Total current assets .........................           26,789           26,670

Property, equipment and leasehold rights at cost,
 less accumulated depreciation and amortization .           45,944           45,639
Other assets - net ..............................              616              643
                                                           -------          -------
                                                           $73,349          $72,952
                                                           =======          =======

Accounts payable ................................          $19,952          $17,326
Accrued expenses and other liabilities ..........           16,322           19,045
Advances from Hudson General Corporation - net ..            2,895            2,057
                                                           -------          -------
   Total current liabilities ....................           39,169           38,428

Long term debt, senior ..........................              654               --
Deferred income taxes ...........................              319              319
Note payable to Hudson General Corporation ......            1,630            3,130
Members' equity .................................           31,577           31,075
                                                           -------          -------
                                                           $73,349          $72,952
                                                           =======          =======

Summary results of operations for Hudson LLC are as follows:

                                                        Three Months Ended
                                                           September 30,
                                                      1998               1997
(in thousands)                                     (Unaudited)        (Unaudited)
----------------------------------------------------------------------------------
Revenues .................................          $ 41,124           $ 39,356
                                                    --------           --------

Operating costs ..........................            33,740             31,347
Depreciation and amortization ............             2,050              1,968
Selling, general & administrative costs ..             4,045              3,827
                                                    --------           --------
   Total costs and expenses ..............            39,835             37,142
                                                    --------           --------

Operating income .........................             1,289              2,214

Interest income ..........................                55                178
Interest expense .........................               (89)               (84)
                                                    --------           --------
Earnings before provision for income taxes             1,255              2,308
Provision for income taxes ...............               215                377
                                                    --------           --------
Net earnings .............................          $  1,040           $  1,931
                                                    ========           ========


On October 1, 1998, LAGS (USA) Inc. (an indirect wholly-owned subsidiary of Deutsche Lufthansa AG) (LAGS) gave notice to the Corporation of exercise of its option to increase LAGS' interest in Hudson LLC from 26% to 49% (the Option). The exercise price of the Option is $29,627,000 and was paid to Hudson LLC by LAGS together with interest (which will be recorded by Hudson LLC during the three months ending December 31, 1998) aggregating $1,123,000, calculated at the rate of 11% per annum from July 1, 1998 to the date of the Option closing on November 2, 1998. LAGS (USA) Inc. is a direct wholly-owned subsidiary of Lufthansa Airport and Ground Services GmbH, and was granted the Option under the terms of the Unit Purchase and Option Agreement dated February 27, 1996 pursuant to which it acquired its initial 26% interest in Hudson LLC. After giving effect to the exercise of the Option in the second quarter of fiscal 1999 on November 2, 1998, LAGS will have a 49% interest, and the Corporation will have a 51% interest, effective as of July 1, 1998 in Hudson LLC. As a result of the exercise of the Option, the Corporation's investment in Hudson LLC and paid in capital will be increased by $25,509,000 and $12,570,000 (net of deferred income taxes and transactional fees), respectively. The Corporation is unable to determine when, or whether, such deferred income taxes will result in a current tax liability.

Upon paying the exercise price to Hudson LLC, LAGS acquired from Hudson LLC 230 additional Class B Units of Hudson LLC. Concurrently therewith, the Corporation converted 230 of the Class A Units of Hudson LLC held by it into 230 new non-voting Preferred Units (the Preferred Units) of Hudson LLC. After giving effect to the exercise of the Option and the Corporation's exchange of 230 Class A Units for 230 Preferred Units, LAGS now owns 490 Class B Units and the Corporation now owns 510 Class A Units (representing 49% and 51%, respectively, of the aggregate number of outstanding Class A and Class B Units). The Preferred Units have a liquidation preference of $128,811 per Unit, and are redeemable by Hudson LLC at any time on or after August 1, 2001 for an amount equal to the liquidation preference. From and after October 1, 2001, the Preferred Units, if not previously called for redemption, are convertible, at the option of the holders, into Class A Units on a one-for-one basis. The Preferred Units are entitled to receive a fixed distribution of 3.95% per annum, payable quarterly, commencing on December 31, 1998 until September 30, 2001, and at an Internal Revenue Service safe harbor rate, as defined, thereafter. Such distributions are cumulative, and all such distributions must be made in full before any distribution may be made in respect of the Class A and Class B Units.

As a result of the timing of the Option closing, the Corporation was required to account for a 74% interest in Hudson LLC's results for the three months ended September 30, 1998. The Corporation's 74% share of Hudson LLC's results, as calculated in accordance with the Limited Liability Company Agreement effective June 1, 1996 among the Corporation, LAGS and Hudson LLC, as amended (the LLC Agreement), was $769,000 and $1,429,000 for the three months ended September 30, 1998, and 1997, respectively, and are shown as "Equity in earnings of Hudson General LLC" in the accompanying consolidated statements of earnings. The LLC Agreement stipulates that the Corporation and LAGS will share profits and losses in the same proportion as their respective equity interests in Hudson LLC. The effect of the reduction in the Corporation's interest in Hudson LLC's results from 74% to 51% for the three months ended September 30, 1998 was $239,000, and will be reflected in the second quarter of fiscal 1999 as a reduction to the Corporation's paid in capital.

         The LLC Agreement also provides that distributions will be paid annually by Hudson LLC in an amount at least equal to 50% of its domestic net income and 10% of its Canadian pre-tax earnings, as defined. On October 30, 1998, the Member Board of Hudson LLC approved distributions in respect of fiscal 1998 equal to 90% of its domestic net income and 60% of its Canadian pre-tax earnings, as defined, totaling approximately $11,800,000 which were paid in November 1998.

         As a result of the conversion of Debentures into shares of the Corporation's common stock in fiscal 1996 and 1997, Hudson LLC is, on a subordinated basis (as defined), indebted to the Corporation (the Corporate Subordinated Debt). At September 30, 1998, the balance of the Corporate Subordinated Debt was $3,130,000. Hudson LLC is obligated to repay $1,500,000 of such debt to the Corporation on July 15, 1999 and on each July 15th thereafter until the entire principal balance is satisfied. The noncurrent portion of the Corporate Subordinated Debt at September 30, 1998, in the amount of $1,630,000, is shown as "Note receivable from Hudson General LLC" in the accompanying consolidated balance sheets. The current portion of this debt at September 30, 1998, in the amount of $1,500,000, is included in "Advances to Hudson General LLC - net" in the accompanying consolidated balance sheets. Interest on the Corporate Subordinated Debt is payable semi-annually in January and July at the rate of 7% per annum.

         The effect of Hudson LLC's foreign currency translation adjustments for the three months ended September 30, 1998 was a decrease of $538,000 and is included in Members' equity in the summary consolidated balance sheets for Hudson LLC.

3. The Corporation is a partner in the Venture which was formed to acquire, develop and sell approximately 4,000 contiguous acres of land in Hawaii (the Project).

         The summary consolidated balance sheets for the Venture are as follows:

                                                       September 30,        June 30,
                                                           1998               1998
 (in thousands)                                         (Unaudited)
-------------------------------------------------------------------------------------
Cash and equivalents ..........................          $    112           $    355
Land and development costs ....................             9,268              9,210
Mortgages, accounts and notes receivable ......             1,638              2,137
Foreclosed real estate - net ..................             2,671              2,186
Other assets - net ............................             1,521              1,549
                                                         --------           --------
                                                         $ 15,210           $ 15,437
                                                         ========           ========

Partner advances and accrued interest payable .          $ 59,278           $ 58,178
Accounts payable and accrued expenses .........               868                860
Partners' deficit .............................           (44,936)           (43,601)
                                                         --------           --------
                                                         $ 15,210           $ 15,437
                                                         ========           ========

Summary results of operations for the Venture are as follows:

                                                      Three Months Ended
                                                         September 30,
                                                     1998             1997
 (in thousands)                                  (Unaudited)       (Unaudited)
------------------------------------------------------------------------------
Net sales ...............................          $    88           $    76
                                                   -------           -------

Selling, general and administrative costs              381               499
Interest - net ..........................            1,042               965
                                                   -------           -------
   Total costs ..........................            1,423             1,464
                                                   -------           -------

   Net loss .............................          $(1,335)          $(1,388)
                                                   =======           =======

         The Corporation's 50% share of the Venture's results were losses of $667,000 and $694,000 for the three months ended 1998 and 1997, respectively, and have been included in "Equity in loss of Kohala Joint Venture" in the accompanying consolidated statements of earnings. The Corporation's partner in the Venture is Oxford Kohala, Inc. (the Partner), a wholly owned subsidiary of Oxford First Corporation (Oxford First). Under the Restated Joint Venture Agreement dated April 29, 1981, as amended (the Agreement), the partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the land. During the three months ended September 30, 1998, the Corporation did not make any advances to the Venture. The Corporation's net advances (including accrued interest) at September 30, 1998 were $21,139,000.

4.       Accrued expenses and other liabilities consisted of the following:

                            September 30,      June 30,
                                1998             1998
 (in thousands)              (Unaudited)
-------------------------------------------------------
Salaries and wages ..          $  109          $1,917
Retirement plan costs             369             307
Income taxes payable              459             192
Other ...............             254             212
                               ------          ------
                               $1,191          $2,628
                               ======          ======

5. In the second quarter of fiscal 1998 the Corporation adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, and has restated all prior-period earnings per share (EPS) data presented.

         A reconciliation of the numerators and denominators of the basic and diluted EPS computations are as follows:

                                                           Three Months Ended
                                                              September 30,
                                                          1998             1997
 (in thousands, except per share amounts)              (Unaudited)     (Unaudited)
----------------------------------------------------------------------------------
Net earnings for computing earnings per share,
  basic and diluted ...........................          $  415          $  782
                                                         ======          ======

Weighted average number of common
  shares outstanding ..........................           1,745           1,738

Add:  Incremental shares from assumed exercise
      of stock options ........................              15              14
                                                         ------          ------

Weighted average number of common and potential
  common shares outstanding for computing
  earnings per share, diluted .................           1,760           1,752
                                                         ======          ======

Earnings per share, basic .....................          $  .24          $  .45
                                                         ======          ======

Earnings per share, diluted ...................          $  .24          $  .45
                                                         ======          ======

6. Certain items previously reported in specific financial statement captions have been reclassified to conform with the fiscal 1999 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Corporation's consolidated statements of earnings contain the operating results of the Corporation's aviation services affiliate (Hudson LLC) and of the land development joint venture in Hawaii in which the Corporation has a 50% interest (the Venture) under the equity method of accounting. (For an analysis of the results of Hudson LLC, see the table and related management's discussion which appear below.)

      The Corporation's revenues; depreciation and amortization; and selling, general and administrative expenses for the three months ended September 30, 1998 approximated those of the corresponding period of the prior year.

      The Corporation's 74% share of earnings from Hudson General LLC (Hudson
LLC) for the three months ended September 30, 1998 as compared with the corresponding period of the prior year decreased from $1.4 to $.8 million. The Corporation's 50% share of losses from the Venture for the three months ended September 30, 1998 approximated that of the corresponding period of the previous year. As is usual for companies with land development operations, the contribution to future results from such operations will fluctuate depending upon land sales closed in each reported period.

      Interest income for the three months ended September 30, 1998 increased from $.9 to $1.0 million, an increase of $.1 million, or 9.9%, due primarily to higher invested cash balances compared with those of the corresponding period of the prior year.

      The Corporation's provision for income taxes for the three months ended September 30, 1998 decreased $.2 million from the corresponding period of the previous year, primarily reflecting lower pre-tax earnings due mainly to the decrease in the Corporation's share of earnings from Hudson LLC as noted above.

      The following table and related management's discussion are intended to provide a presentation and analysis of results of Hudson LLC for the three months ended September 30, 1998 compared with results for the corresponding period of the prior year.

                                                  Three Months Ended
                                                     September 30,
                                                 1998             1997
                                                    (in thousands)
Revenues ............................          $41,124          $39,356
                                               -------          -------
Costs and expenses:
  Operating .........................           33,740           31,347
  Depreciation and amortization .....            2,050            1,968
  Selling, general and administrative            4,045            3,827
                                               -------          -------
Total costs and expenses ............           39,835           37,142
                                               -------          -------
Operating income ....................          $ 1,289          $ 2,214
                                               =======          =======

      Revenues for the three months ended September 30, 1998 increased $1.8 million, or 4.5%. The increase reflects higher domestic ground handling service revenues of $2.5 million due primarily to: (i) revenues generated from services provided at Terminal One, the new international terminal at JFK International Airport in New York which began operation in May 1998 at which Hudson LLC has been designated as the exclusive provider of ground handling services; and (ii) expanded services to new and existing customers at other domestic airport locations. Additionally, the increase reflects higher domestic aircraft fueling revenues of $.5 million resulting primarily from expanded intoplane fueling services. The revenue increase was partially offset by lower revenues associated with: (i) Canadian ground handling services of $.4 million due primarily to the cessation of operations by two airline customers, and the decision by several airline customers to provide ground handling services with their own personnel and equipment or through subsidiaries or affiliated carriers; and (ii) the effect of fluctuation in the average rates of exchange used in translating Canadian revenues to their U.S. dollar equivalent.

      Operating costs for the three months ended September 30, 1998 increased from $31.3 to $33.7 million, an increase of $2.4 million, or 7.6%. The increase in operating costs reflects higher: (i) labor and related costs associated with the opening of Terminal One in New York, and expanded domestic ground handling and aircraft fueling operations; and (ii) fleet maintenance costs related primarily to ground handling and aircraft fueling operations. Partially offsetting the increase were lower: (i) labor and related costs associated with Canadian ground handling operations; and (ii) costs as a result of the effect of fluctuation in the average rates of exchange used in translating Canadian costs to their U.S. dollar equivalent.

      Depreciation and amortization expenses increased from $2.0 to $2.1 million, an increase of $.1 million, or 4.2%, due mainly to additions of ground handling and fueling equipment.

      Selling, general and administrative expenses for the three months ended September 30, 1998 increased from $3.8 to $4.0 million, an increase of $.2 million, or 5.7%, due primarily to higher administrative and related costs.

      Operating income for the three months ended September 30, 1998 decreased from $2.2 to $1.3 million, a decrease of $.9 million, or 41.8%, due primarily to: (i) decreased results associated with domestic ground handling operations related to higher labor and fleet maintenance costs; (ii) decreased results from Canadian ground handling operations related to lower service revenues as noted above; (iii) higher selling, general and administrative expenses as described above; and (iv) higher depreciation and amortization. Partially offsetting the decreases were improved results from expanded aircraft fueling operations.

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

      The state of the North American aviation industry has resulted in increased competitive pressures on the pricing of aviation services and in the exploration of alliances between major commercial airline carriers. While these factors may have an adverse effect on the Corporation, several airlines have been outsourcing services to independent aviation service companies. This trend has provided additional opportunities for Hudson LLC. In addition, low unemployment levels in locations throughout the United States in which Hudson LLC operates have adversely affected Hudson

LLC's ability to hire and retain service employees. This trend has resulted in Hudson LLC incurring higher overtime, hiring and training costs, which has negatively impacted Hudson LLC's operating margins. The Corporation is unable, at this time, to evaluate the future impact of these factors.

Liquidity and Capital Expenditures and Commitments

      The Corporation's recurring sources of liquidity are funds provided from Hudson LLC and bank lines of credit. Hudson LLC pays to the Corporation an overhead fee, which for fiscal 1998 and 1999 is equal to the sum of 3-1/2% of Hudson LLC's consolidated domestic revenues and 1-1/4% of Hudson LLC's consolidated Canadian revenues. It is anticipated that approximately $3.0 million of the Corporation's overhead will not be allocated to Hudson LLC on an annual basis. In addition, the Limited Liability Company Agreement between the Corporation, Hudson LLC and LAGS (USA) Inc. (an indirect wholly-owned subsidiary of Deutsche Lufthansa AG) (LAGS) provides that distributions from Hudson LLC will be paid annually to the Corporation and LAGS (the Members) in amounts at least equal to 50% of its domestic net income and 10% of its Canadian pre-tax earnings for the fiscal year, as defined, multiplied by the Members' respective equity interests in Hudson LLC. The Corporation's 74% share of the distribution in respect of fiscal 1998, in the amount of $8.1 million, was received in November 1998. Furthermore, as a result of the conversion of the Corporation's 7% convertible subordinated debentures (the Debentures) in fiscal 1996 and 1997 into shares of the Corporation's common stock, Hudson LLC is, on a subordinated basis (as defined), indebted to the Corporation. During the three months ended September 30, 1998, Hudson LLC repaid $1.5 million of such debt to the Corporation. Hudson LLC is obligated to repay to the Corporation $1.5 million on July 15, 1999 and on each July 15th thereafter until the remaining principal balance of $3.1 million is satisfied.

      On October 1, 1998, LAGS gave notice to the Corporation of exercise of its option to increase LAGS' interest in Hudson LLC from 26% to 49% (the Option). The exercise price of the Option is $29,627,000 and was paid to Hudson LLC by LAGS together with interest (which will be recorded by Hudson LLC during the three months ending December 31, 1998) aggregating $1.1 million, calculated at the rate of 11% per annum from July 1, 1998 to the date of the Option closing on November 2, 1998. As a result of the exercise of the Option, the Corporation's investment in Hudson LLC and paid in capital will be increased by $25.5 and $12.6 million (net of deferred income taxes and transactional fees), respectively. The Corporation is presently unable to determine when, or whether, such deferred income taxes will result in a current tax liability.
LAGS (USA) Inc. is a
direct wholly-owned subsidiary of Lufthansa Airport and Ground Services GmbH, and was granted the Option under the terms of the Unit Purchase and Option Agreement dated February 27, 1996 pursuant to which it acquired its initial 26% interest in Hudson LLC. After giving effect to the exercise of the Option in the second quarter of fiscal 1999, LAGS will have a 49% interest, and the Corporation will have a 51% interest, effective as of July 1, 1998 in Hudson LLC. In connection with the Option exercise, the Corporation received new non-voting Preferred Units (the Preferred Units) of Hudson LLC. The Preferred Units are entitled to receive a fixed distribution of 3.95% per annum, payable quarterly, commencing on December 31, 1998 until September 30, 2001, and at an Internal Revenue Service safe harbor rate, as defined, thereafter.

     Pursuant to a Revolving Credit Agreement (the Credit Agreement) with a group of banks dated June 1, 1996, the Corporation may borrow funds (including outstanding letters of credit) up to a limit of $6.0 million until June 30, 1999 at which time the Credit Agreement terminates. There were no direct borrowings or letters of credit outstanding at September 30, 1998.

     During the three months ended September 30, 1998 and 1997, net cash used by operating activities was $1.8 and $1.6 million, respectively, due mainly to payments of accrued expenses and other liabilities. Cash and cash equivalents were $17.0 and $19.0 million at September 30, 1998 and June 30, 1998, respectively.

     At September 30, 1998 and June 30, 1998, Hudson LLC reflected working capital deficits of $12.4 and $11.8 million, respectively, due mainly to Hudson LLC's significant investment in long-lived assets and earnings distributions to the Members. Hudson LLC's recurring sources of liquidity are funds provided from operations, advances from the Corporation and bank lines of credit. Pursuant to a Revolving Credit Agreement (the LLC Credit Agreement) with a group of banks dated June 1, 1996, Hudson LLC could borrow funds (including outstanding letters of credit) up to a limit of $18.0 million (the LLC Limit) until September 30, 1998. At such time, the LLC Limit was reduced by $1.1 million and will continue to reduce by $1.1 million at the end of each subsequent quarter until June 30, 2002, at which time the LLC Credit Agreement terminates. There were $.7 million of borrowings and $1.3 million of outstanding letters of credit at September 30, 1998. In addition, net advances to Hudson LLC from the Corporation were $2.9 million as of September 30, 1998. At September 30, 1998, Hudson LLC had commitments to fund $4.4 million for operating equipment, the majority of which is expected to be expended during fiscal 1999. In addition to such commitments, Hudson LLC had made deposits of $3.9 million as of September 30, 1998 and is obligated to expend funds of $3.7 and $1.8 million in fiscal 1999 and 2000, respectively, for equipment to be used in providing de-icing and snow removal services at Lester B. Pearson International Airport in Toronto pursuant to a contract entered into in December 1997 with the Greater Toronto Airports Authority. Hudson LLC is currently in negotiations to fund these commitments under long-term financing arrangements. Capital expenditures are primarily for equipment and facilities used in Hudson LLC's operations. Hudson LLC is unable to determine the extent of additional future capital expenditures since, as a service company, its capital expenditure requirements fluctuate depending upon facility requirements and equipment purchases associated with Hudson LLC's ability to successfully obtain additional contracts.

     During fiscal 1992, the County of Hawaii passed an ordinance pursuant to which the Venture, after subdivision approvals are obtained, would be able to develop Phase IV of the Project into 1,490 units. Pursuant to such ordinance, the Venture is required to expend approximately $2.3 million for public infrastructural improvements and in lieu payments. Shortly after passage of the ordinance, a lawsuit against the County of Hawaii was filed in the Circuit Court of Hawaii by two local residents of Hawaii (Plaintiffs) seeking to invalidate such ordinance on various grounds including that the ordinance was adopted without following State of Hawaii procedure relating to the preparation of an Environmental Impact Statement. During fiscal 1993, the Judge in this action granted Plaintiffs' motion for partial summary judgment without indicating any effect on Phase IV zoning. The County and the Venture appealed this ruling to the Hawaii Supreme Court, and in May 1997, the Supreme Court vacated the summary judgment which was previously granted and remanded certain related issues to the Circuit Court for that Court to decide. In March 1998, the Circuit Court ruled in favor of the County and the Venture on the remanded issues. In July and September 1998, the Circuit Court granted summary judgment in favor of the County and the Venture on all remaining claims in the suit. In

October 1998, a Plaintiff filed a timely notice of appeal from the judgment entered in this matter. The Venture cannot determine the effect of this litigation on the timing of development of Phase IV or expenditures related thereto until a decision related to this appeal is rendered.

     The Joint Venture Agreement provides that the Corporation and its partner in the Venture, Oxford Kohala, Inc. (the Partner) are obligated to make equal advances of any of the Venture's required fundings. It is anticipated that the Venture's capital commitments will be funded by cash flow from its operations and advances from the Corporation and the Partner, and that any advances which the Corporation may be required to make to the Venture will be provided from the Corporation's cash flow and lines of credit. Pursuant to the Credit Agreement the Corporation may advance up to $2.0 million to the Venture in any fiscal year or up to $5.0 million during the term of the Credit Agreement, net of any distributions received from the Venture by the Corporation during such periods. Since the inception of the Credit Agreement, the Corporation has not increased its net advances to the Venture. At present, it is anticipated that the advances required to meet the obligations of the Venture will not exceed the limits set forth in the Credit Agreement. During the three months ended September 30, 1998, the Corporation did not make any advances to the Venture.

     At September 30, 1998, the Venture had commitments (in addition to the commitments noted above) aggregating $2.3 million for project expenditures. Included in this amount is $1.7 million for the construction of water well equipment and a reservoir by June 30, 1999. It is currently expected that funds for most of the Venture's other commitments will be expended subsequent to fiscal 1999.

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

     The so-called "Year 2000" issue (the Year 2000) results from computer programs that do not differentiate between years commencing in 1900 and years commencing in 2000 because they were written using two digits rather than four to define the applicable year (i.e. ignoring the century). Accordingly, computer systems and programs that process or utilize time-sensitive calculations may not properly recognize the Year 2000. The Corporation has instituted a company wide initiative to examine the implications of the Year 2000 on the Corporation's computer systems and applications to ensure that the Corporation's computer systems will function properly in the Year 2000 and thereafter.

     The Corporation anticipates completing its Year 2000 project in early calendar 1999 and believes that the Year 2000 issue will not pose significant operational problems for its computer systems. The Corporation has also initiated procedures to communicate with suppliers and customers regarding compliance with Year 2000 requirements. The Corporation has not determined the impact, if any, on its operations if outside third parties with which it has a business relationship fail to comply with Year 2000 requirements.

     Management currently believes that the costs related to the Corporation's compliance with the Year 2000 issue should not have a material adverse effect on its consolidated financial position, results of operations or cash flows. While the Corporation has developed plans to test its business critical computer systems prior to the Year 2000, there can be no assurance that the systems of other parties upon which the Corporation's business also relies will be Year 2000 compliant on a timely basis.

PART II - OTHER INFORMATION

Item 5. Other Information

 As previously reported by the Corporation on its Form 8-K dated October 16, 1998, on October 1, 1998 LAGS (USA) Inc. (an indirect wholly-owned subsidiary of Deutsche Lufthansa AG) (LAGS) gave notice to the Corporation of exercise of its option to increase LAGS' interest in Hudson General LLC (Hudson LLC) from 26% to 49% (the Option). The exercise price of the Option is $29,627,000 and was paid to Hudson LLC by LAGS together with interest at the rate of 11% per annum from July 1, 1998 to the date of the Option closing on November 2, 1998. As a result of the exercise of the Option, the Corporation's investment in Hudson LLC and paid in capital will be increased by $25,509,000 and $12,570,000 (net of deferred income taxes and transaction fees), respectively. The Corporation is presently unable to determine when, or whether, such deferred income taxes will result in a current tax liability.

 LAGS (USA) Inc. is a direct wholly-owned subsidiary of Lufthansa Airport and Ground Services GmbH, and was granted the Option under the terms of the Unit Purchase and Option Agreement dated February 27, 1996 pursuant to which it acquired its initial 26% interest in Hudson LLC. After giving effect to the exercise of the Option in the second quarter of fiscal 1999 on November 2, 1998, LAGS will have a 49% interest, and the Corporation will have a 51% interest, effective as of July 1, 1998 in Hudson LLC. In connection with the Option exercise, the Corporation received new non-voting Preferred Units (the Preferred Units) of Hudson LLC. The Preferred Units are entitled to receive a fixed distribution of 3.95% per annum, payable quarterly, commencing on December 31, 1998 until September 30, 2001, and at an Internal Revenue Service safe harbor rate, as defined, thereafter.

 The Corporation is providing the following pro forma financial information relating to this transaction: (i) Pro forma condensed consolidated balance sheet as of September 30, 1998 which assumes that the transaction was completed as of September 30, 1998; and (ii) Pro forma condensed consolidated statements of earnings for the three months ended September 30, 1998 and the year ended June 30, 1998 which assume that the transaction was completed as of July 1, 1997.

 The Pro Forma Statements are for illustrative purposes only and are not necessarily indicative of what the Corporation's results of operations or balance sheet would actually have been if the transaction had been concluded as of the assumed dates, nor are they necessarily indicative of future financial performance or results of operations.

HUDSON GENERAL CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1998
(Unaudited, amounts in thousands)

                                                        Historical          Pro Forma                                 Pro Forma
                                                                           Adjustments
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents ..................          $ 17,030               (750)                (4)                $ 16,280
   Investment securities available for sale ...            19,853                                                         19,853
   Receivables ................................               734                                                            734
   Advances to Hudson General LLC .............             2,895                                                          2,895
   Prepaid expenses and other assets ..........                43                                                             43
                                                         -----------------------------------------------------------------------
      Total current assets ....................            40,555               (750)                                     39,805

Property, plant and equipment at cost-net .....             2,259                                                          2,259
Investment in Hudson General LLC ..............            22,677             25,509           (1),(2),(8)                48,186
Investment in Kohala Joint Venture-net ........             4,808                                                          4,808
Note receivable from Hudson General LLC .......             1,630                                                          1,630
                                                         -----------------------------------------------------------------------
                                                         $ 71,929             24,759                                    $ 96,688
                                                         =======================================================================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ...........................          $     83                                                       $     83
   Accrued expenses and other liabilities .....             1,191                                                          1,191
                                                         -----------------------------------------------------------------------
      Total current liabilities ...............             1,274                                                          1,274
                                                         -----------------------------------------------------------------------

Deferred income taxes .........................             2,197             12,189                 (3)                  14,386
                                                         -----------------------------------------------------------------------

Stockholders' Equity:
   Common stock ...............................             2,102                                                          2,102
   Paid in capital ............................            47,868             12,570           (1),(2),(3),(4)(8)         60,438
   Retained earnings ..........................            29,650                                                         29,650
   Treasury stock .............................           (11,162)                                                       (11,162)
                                                         -----------------------------------------------------------------------
      Total stockholders' equity ..............            68,458             12,570                                      81,028
                                                         -----------------------------------------------------------------------
                                                         $ 71,929             24,759                                    $ 96,688
                                                         =======================================================================

See accompanying notes to pro forma condensed consolidated financial statements.

HUDSON GENERAL CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
THREE MONTHS ENDED SEPTEMBER 30, 1998
(Unaudited, amounts in thousands, except per share data)


                                                      Historical         Pro Forma                          Pro Forma
                                                                        Adjustments
--------------------------------------------------------------------------------------------------------------------
Revenues ....................................          $ 1,401                                                $1,401
                                                       -------------------------------------------------------------

Costs and expenses:
   Depreciation and amortization ............              156                                                   156
   Selling, general and administrative ......            1,728                                                 1,728
                                                       -------------------------------------------------------------
      Total costs and expenses ..............            1,884                                                 1,884
                                                       -------------------------------------------------------------

   Operating loss ...........................             (483)                                                 (483)

   Equity in earnings of Hudson General LLC .              769              (239)               (5)              530
   Equity in loss of Kohala Joint Venture ...             (667)                                                 (667)
   Interest income ..........................            1,013               394                (6)            1,407
                                                       -------------------------------------------------------------

   Earnings before provision for income taxes              632               155                                 787
   Provision for income taxes ...............              217                53                (7)              270
                                                       -------------------------------------------------------------

   Net earnings .............................          $   415               102                              $  517
                                                       =============================================================

   Earnings per share, basic ................          $   .24                                                $  .30
                                                       =======                                                ======

   Earnings per share, diluted ..............          $   .24                                                $  .29
                                                       =======                                                ======

   Shares outstanding, basic ................            1,745                                                 1,745
   Shares outstanding, diluted ..............            1,760                                                 1,760
                                                       =============================================================

See accompanying notes to pro forma condensed consolidated financial statements.

HUDSON GENERAL CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
FISCAL YEAR ENDED JUNE 30, 1998
(Unaudited, amounts in thousands, except per share data)

                                                  Historical     Pro Forma                Pro Forma
                                                                Adjustments
---------------------------------------------------------------------------------------------------
Revenues                                            $5,783                                  $5,783
                                                    -----------------------------------------------

Costs and expenses:
   Depreciation and amortization                       664                                     664
   Selling, general and administrative               7,843                                   7,843
                                                    -----------------------------------------------
      Total costs and expenses                       8,507                                   8,507
                                                    -----------------------------------------------

   Operating loss                                   (2,724)                                 (2,724)

   Equity in earnings of Hudson General LLC          9,426         (2,930)       (5)         6,496
   Equity in loss of Kohala Joint Venture           (2,822)                                 (2,822)
   Interest income                                   4,156          1,689        (6)         5,845
                                                    -----------------------------------------------

   Earnings before provision (benefit) for
    income taxes                                     8,036         (1,241)                   6,795
   Provision (benefit) for income taxes              2,780           (429)       (7)         2,351
                                                    -----------------------------------------------

   Net earnings                                     $5,256           (812)                  $4,444
                                                    ===============================================

   Earnings per share, basic                         $3.02                                   $2.55
                                                     =====                                   =====

   Earnings per share, diluted                       $2.99                                   $2.53
                                                     =====                                   =====

   Shares outstanding, basic                         1,742                                   1,742
   Shares outstanding, diluted                       1,757                                   1,757
                                                    ===============================================

See accompanying notes to pro forma condensed consolidated financial statements.

Notes to Pro Forma Condensed Consolidated Financial Statements

(1) To record the increase in the carrying amount of the investment in Hudson LLC in connection with the issuance of units by Hudson LLC as a result of the exercise of the Option by LAGS for an exercise price of $29,627,000.

(2) It is the accounting policy of the Corporation to reflect increases in the Corporation's investment in subsidiaries that result from the direct sale of shares by the subsidiary as a capital transaction in the Corporation's consolidated financial statements. Thus, the increase in the Corporation's investment in Hudson LLC as a result of the exercise of the Option by LAGS has been reflected as an increase in the Corporation's paid in capital, net of applicable deferred federal and state income taxes of $12,189,000 and estimated transaction fees of $750,000.

(3) To record deferred income taxes relating to the exercise of the Option.

(4) To record estimated transaction fees of $750,000 to be paid by the Corporation.

(5) To adjust the Corporation's share of Hudson LLC's results of operations from 74% to 51%.

(6) To reflect the fixed distribution to the Corporation from Hudson LLC related to the Preferred Units.

(7) To record the U.S. tax effects of the pro forma statement of earnings adjustments at an estimated combined effective federal and state tax rate.

(8) To adjust the Corporation's share of Hudson LLC's foreign currency translation adjustments from 74% to 51%.

Item 6.  Exhibits and Reports on Form 8-K

    a)    Exhibits


          27   Financial Data Schedule.

    b)    Reports on Form 8-K

          Current Report on Form 8-K dated July 28, 1998, reporting under Item 5 Other Events (and including Item 7(c) Exhibits) that the Registrant's Board of Directors adopted amendments to Article II, Section 2, and to Article III, Section 3, of Registrant's By-Laws. The amendments require that in order to be timely, written notice of a stockholder's intention to nominate a person for election as a director or to propose business to be considered at an Annual Meeting of Stockholders must be received by Registrant not less than 90 or more than 120 days prior to the anniversary date of Registrant's immediately preceding Annual Meeting. Prior to the adoption of these amendments, the By-Laws required that such notice be received by Registrant not less than 60 nor more than 90 days prior to the anniversary date of the immediately preceding Annual Meeting.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HUDSON GENERAL CORPORATION
                                                 (Registrant)



Date:  November 13, 1998



                                              /s/ MICHAEL RUBIN
                                              ---------------------------------
                                                Michael Rubin
                                                President


                                              /s/ BARRY REGENSTEIN
                                              ---------------------------------
                                                Barry Regenstein
                                                Chief Financial Officer

                  HUDSON GENERAL CORPORATION & SUBSIDIARIES

                                EXHIBIT INDEX


Exhibit
No.                     Exhibit                                  Page No.
---                     -------                                  --------
27                   Financial Data Schedule                        27