Form 10-Q
period 1998-12-31
HUDSON GENERAL CORP
filed 1999-02-11
CIK 48948

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1998


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from__________________to__________________________


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


                                 Not Applicable
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X        No
    --------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, par value $1.00 per share: 1,744,949 shares outstanding at January 31, 1999.

                         PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF EARNINGS
HUDSON GENERAL CORPORATION AND SUBSIDIARIES
(in thousands, except per share amounts)




                                                      Three Months Ended                   Six Months Ended
                                                         December 31,                       December 31,
                                                     1998             1997             1998             1997
                                                    -------          -------          -------          -------
                                                  (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Revenues ..................................         $ 1,418          $ 1,381          $ 2,819          $ 2,765
                                                    -------          -------          -------          -------

Costs and expenses:
  Depreciation and amortization ...........             152              171              308              347
  Selling, general & administrative .......           2,275            1,891            4,003            3,588
                                                    -------          -------          -------          -------
    Total costs and expenses ..............           2,427            2,062            4,311            3,935
                                                    -------          -------          -------          -------

Operating loss ............................          (1,009)            (681)          (1,492)          (1,170)

Equity in earnings of Hudson General LLC ..           1,873            2,515            2,642            3,944
Equity in loss of Kohala Joint Venture ....            (637)            (703)          (1,304)          (1,397)
Interest income ...........................           1,333            1,027            2,346            1,949
                                                    -------          -------          -------          -------

Earnings before provision for income taxes            1,560            2,158            2,192            3,326

Provision for income taxes ................             731              775              948            1,161
                                                    -------          -------          -------          -------


Net earnings ..............................         $   829          $ 1,383          $ 1,244          $ 2,165
                                                    =======          =======          =======          =======


Earnings per share, basic .................         $   .48          $   .79          $   .71          $  1.24
                                                    =======          =======          =======          =======


Earnings per share, diluted ...............         $   .47          $   .79          $   .71          $  1.23
                                                    =======          =======          =======          =======


Cash dividends per common share ...........         $   .50          $   .50          $   .50          $   .50
                                                    =======          =======          =======          =======


Weighted average common shares outstanding:

  Basic ...................................           1,745            1,741            1,745            1,739
                                                    =======          =======          =======          =======
  Diluted .................................           1,760            1,757            1,760            1,754
                                                    =======          =======          =======          =======



See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
HUDSON GENERAL CORPORATION AND SUBSIDIARIES
(in thousands)


                                                             December 31,        June 30,
                                                                 1998             1998
                                                               --------          --------
                                                              (Unaudited)

Assets
Current Assets:
  Cash and cash equivalents ..........................         $ 27,972          $ 19,001
  Investment securities available for sale ...........           18,386            19,002
  Receivables ........................................              880               563
  Advances to Hudson General LLC - net ...............            1,323             2,057
  Prepaid expenses and other assets ..................               29                56
                                                               --------          --------
    Total current assets .............................           48,590            40,679

Property and equipment at cost,
  less accumulated depreciation and amortization .....            2,141             2,389
Investment in Hudson General LLC .....................           41,804            22,306
Investment in Kohala Joint Venture - net .............            4,676             4,962
Note receivable from Hudson General LLC ..............            1,630             3,130
                                                               --------          --------
                                                               $ 98,841          $ 73,466
                                                               ========          ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................         $     72          $    200
  Accrued expenses and other liabilities .............            2,446             2,436
  Income taxes payable ...............................            1,048               192
                                                               --------          --------
    Total current liabilities ........................            3,566             2,828
                                                               --------          --------

Deferred income taxes ................................           14,276             2,197
                                                               --------          --------

Stockholders' Equity:
  Serial preferred stock (authorized 100,000 shares of
   $1 par value) - none outstanding ..................               --                --
  Common stock (authorized 7,000,000 shares of $1 par
   value) - issued 2,102,260 .........................            2,102             2,102
  Paid in capital ....................................           60,452            48,266
  Retained earnings ..................................           29,607            29,235
  Treasury stock, at cost, 357,311 shares ............          (11,162)          (11,162)
                                                               --------          --------
    Total stockholders' equity .......................           80,999            68,441
                                                               --------          --------
                                                               $ 98,841          $ 73,466
                                                               ========          ========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
HUDSON GENERAL CORPORATION AND SUBSIDIARIES
(in thousands)



                                                                         Six Months Ended
                                                                            December 31,
                                                                       1998               1997
                                                                     --------          --------
                                                                    (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net earnings .............................................         $  1,244          $  2,165
  Adjustments to reconcile net earnings to net
    cash used by operating activities:
    Depreciation and amortization ..........................              308               347
    Equity in earnings of Hudson General LLC ...............           (2,642)           (3,944)
    Equity in loss of Kohala Joint Venture .................            1,304             1,397
    Accrual of interest income on Kohala Joint
      Venture advances .....................................           (1,018)             (954)
    Change in other current assets and liabilities:
       Receivables .........................................             (317)             (333)
       Prepaid expenses and other assets ...................               27               187
       Accounts payable ....................................             (128)              (44)
       Accrued expenses and other liabilities ..............             (862)           (1,113)
       Income taxes payable ................................              856             1,079
                                                                     --------          --------
       Net cash used by operating activities ...............           (1,228)           (1,213)
                                                                     --------          --------

Cash flows from investing activities:
  Purchase of investment securities available for sale .....          (10,574)           (3,898)
  Proceeds from maturity and sale of investment
      securities available for sale ........................           11,190                --
  Purchases of property and equipment ......................              (78)              (58)
  Proceeds from sale of property and equipment .............               17                19
  Distributions from Hudson General LLC ....................            8,084            12,706
  Repayment from (advances to) Hudson General LLC - net ....              734           (10,483)
  Collections of note receivable from Hudson General LLC ...            1,500               500
                                                                     --------          --------
       Net cash provided (used) by investing activities ....           10,873            (1,214)
                                                                     --------          --------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...................               --                99
  Fees related to sale of 23% interest in Hudson General LLC             (674)               --
                                                                     --------          --------
       Net cash (used) provided by financing activities ....             (674)               99
                                                                     --------          --------

Net increase (decrease) in cash and cash equivalents .......            8,971            (2,328)
Cash and cash equivalents at beginning of period ...........           19,001            18,425
                                                                     --------          --------
Cash and cash equivalents at end of period .................         $ 27,972          $ 16,097
                                                                     ========          ========



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HUDSON GENERAL CORPORATION AND SUBSIDIARIES



1. The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Hudson General Corporation and Subsidiaries (the Corporation) as of December 31, 1998 and June 30, 1998, and the results of operations for the three and six months, and cash flows for the six months ended December 31, 1998 and 1997. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature. Results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.


    The consolidated financial statements include the accounts of the Corporation and the Subsidiaries for which it exercises effective control. All material intercompany accounts and transactions have been eliminated in consolidation. Hudson General LLC, the Corporation's aviation services affiliate in which the Corporation had a 74% interest which was reduced to 51% on November 2, 1998 (Hudson LLC), is accounted for under the equity method of accounting (see Note 2). Kohala Joint Venture, a land development joint venture in Hawaii in which the Corporation has a 50% interest (the Venture), is also accounted for under the equity method of accounting (see
    Note 3).


    The accounting policies followed by the Corporation are stated in Note 1 to the Corporation's consolidated financial statements in the 1998 Hudson General Corporation Annual Report filed under Item 8 to Form 10-K for the Corporation's fiscal year ended June 30, 1998.


2.  The summary consolidated balance sheets for Hudson LLC are as follows:


                                                         December 31,       June 30,
                                                            1998             1998
                                                          --------         --------
(in thousands)                                           (Unaudited)
-----------------------------------------------------------------------------------

Cash and cash equivalents .......................         $ 22,325         $  3,393
Accounts and notes receivable - net .............           23,631           16,886
Other current assets ............................            5,193            6,391
                                                          --------         --------
   Total current assets .........................           51,149           26,670

Property, equipment and leasehold rights at cost,
 less accumulated depreciation and amortization .           54,483           45,639
Other assets - net ..............................              601              643
                                                          --------         --------
                                                          $106,233         $ 72,952
                                                          ========         ========

Current portion of capital lease obligation .....         $    391               --
Accounts payable ................................           21,499         $ 17,326
Accrued expenses and other liabilities ..........           22,235           19,045
Advances from Hudson General Corporation - net ..            1,323            2,057
                                                          --------         --------
   Total current liabilities ....................           45,448           38,428

Obligations under capital lease .................            6,089               --
Deferred income taxes ...........................              319              319
Note payable to Hudson General Corporation ......            1,630            3,130
Members' equity .................................           52,747           31,075
                                                          --------         --------
                                                          $106,233         $ 72,952
                                                          ========         ========

Summary results of operations for Hudson LLC are as follows:


                                                       Three Months Ended                  Six Months Ended
                                                          December 31,                       December 31,
                                                      1998             1997              1998             1997
                                                   --------          --------          --------          --------
(in thousands)                                    (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
-----------------------------------------------------------------------------------------------------------------

Revenues                                           $ 46,811          $ 42,444          $ 87,935          $ 81,800
                                                   --------          --------          --------          --------

Operating costs                                      37,851            32,806            71,591            64,153
Depreciation and amortization                         2,153             2,074             4,203             4,042
Selling, general & administrative costs               4,011             3,794             8,056             7,621
                                                   --------          --------          --------          --------
   Total costs and expenses                          44,015            38,674            83,850            75,816
                                                   --------          --------          --------          --------

Operating income                                      2,796             3,770             4,085             5,984

Interest income                                       1,350                98             1,405               276
Interest expense                                       (302)             (119)             (391)             (203)
                                                   --------          --------          --------          --------
Earnings before provision for income taxes            3,844             3,749             5,099             6,057

Provision for income taxes                              321               350               536               727
                                                   --------          --------          --------          --------

Net earnings                                       $  3,523          $  3,399          $  4,563          $  5,330
                                                   ========          ========          ========          ========



On October 1, 1998 , LAGS (USA) Inc. (an indirect wholly-owned subsidiary of Deutsche Lufthansa AG) (LAGS) gave notice to the Corporation of exercise of its option to increase LAGS' interest in Hudson LLC from 26% to 49% (the Option). The closing of the exercise of the Option took place on November 2, 1998 (the Closing Date). The exercise price of the Option of $29,627,000 was paid to Hudson LLC by LAGS together with interest aggregating $1,123,000, calculated at the rate of 11% per annum from July 1, 1998 to the Closing Date. LAGS (USA) Inc. is a direct wholly-owned subsidiary of Lufthansa Airport and Ground Services GmbH, and was granted the Option under the terms of the Unit Purchase and Option Agreement (the Option Agreement) dated February 27, 1996 pursuant to which it acquired its initial 26% interest in Hudson LLC. Pursuant to the terms of the Option Agreement, upon LAGS' exercise of the Option on the Closing Date, LAGS' interest in Hudson LLC increased to 49%, and the Corporation's interest was reduced to 51%, effective as of July 1, 1998. As a result of the exercise of the Option, the Corporation's investment in Hudson LLC and paid in capital were increased by $25,308,000 and $12,554,000 (net of deferred income taxes and transactional fees), respectively. The Corporation is unable to determine when, or whether, such deferred income taxes will result in a current tax liability.


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


As a result of the timing of the Option closing, the Corporation is required to account for a 74% interest in Hudson LLC's results for the period from July 1, 1998 to November 1, 1998, and a 51% interest in Hudson LLC's results for periods thereafter. The Corporation's share of Hudson LLC's results, as calculated in accordance with the Limited Liability Company Agreement effective June 1, 1996 among the Corporation, LAGS and Hudson LLC, as amended (the LLC Agreement), was $1,873,000 and $2,515,000 for the three months ended December 31, 1998 and 1997, respectively, and $2,642,000 and $3,944,000 for the six months ended December 31, 1998 and 1997, respectively, and are shown as "Equity in earnings of Hudson General LLC" in the accompanying consolidated statements of earnings. The LLC Agreement stipulates that the Corporation and LAGS will share profits and losses in the same proportion as their respective equity interests in Hudson LLC. The effect of the reduction in the Corporation's interest in Hudson LLC's results from 74% to 51% for the period from July 1, 1998 to November 1, 1998 was $316,000, and is reflected in the Corporation's consolidated balance sheet as a reduction to paid in capital (net of income taxes) at December 31, 1998.


The LLC Agreement also provides that distributions will be paid annually by Hudson LLC in an amount at least equal to 50% of its domestic net income and 10% of its Canadian pre-tax earnings, as defined. On October 30, 1998, the Member Board of Hudson LLC approved distributions in respect of fiscal 1998 equal to 90% of its domestic net income and 60% of its Canadian pre-tax earnings, as defined, totaling $11,796,000 which were paid in November 1998.


As a result of the conversion of Debentures into shares of the Corporation's common stock in fiscal 1996 and 1997, Hudson LLC is, on a subordinated basis (as defined), indebted to the Corporation (the Corporate Subordinated Debt). At December 31, 1998, the balance of the Corporate Subordinated Debt was $3,130,000. Hudson LLC is obligated to repay $1,500,000 of such debt to the Corporation on July 15, 1999 and on each July 15th thereafter until the entire principal balance is satisfied. The noncurrent portion of the Corporate Subordinated Debt at December 31, 1998, in the amount of $1,630,000, is shown as "Note receivable from Hudson General LLC" in the accompanying consolidated balance sheets. The current portion of this debt at December 31, 1998, in the amount of $1,500,000, is included in "Advances to Hudson General LLC - net" in the accompanying consolidated balance sheets. Interest on the Corporate Subordinated Debt is payable semi-annually in January and July at the rate of 7% per annum.


The effect of Hudson LLC's foreign currency translation adjustments for the six months ended December 31, 1998 was a decrease of $722,000 and is included in Members' equity in the summary consolidated balance sheets for Hudson LLC.



3. The Corporation is a partner in the Venture which was formed to acquire, develop and sell approximately 4,000 contiguous acres of land in Hawaii (the Project).


The summary consolidated balance sheets for the Venture are as follows:


                                                     December 31,        June 30,
                                                       1998               1998
                                                     ---------          --------
  (in thousands)                                     (Unaudited)
--------------------------------------------------------------------------------
Cash and equivalents ........................         $    414          $    355
Land and development costs ..................            9,117             9,210
Mortgages, accounts and notes receivable ....            1,233             2,137
Foreclosed real estate - net ................            2,767             2,186
Other assets - net ..........................            1,476             1,549
                                                      --------          --------
                                                      $ 15,007          $ 15,437
                                                      ========          ========

Partner advances and accrued interest payable         $ 60,312          $ 58,178
Accounts payable and accrued expenses .......              904               860
Partners' deficit ...........................          (46,209)          (43,601)
                                                      --------          --------
                                                      $ 15,007          $ 15,437
                                                      ========          ========

    Summary results of operations for the Venture are as follows:



                                                                           Three Months Ended                Six Months Ended
                                                                               December 31,                    December 31,
                                                                          1998            1997             1998             1997
                                                                        -------          -------          -------          -------
  (in thousands)                                                      (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

Net sales ......................................................        $   292          $    75          $   380          $   151
                                                                        -------          -------          -------          -------

Cost of sales ..................................................            184               --              184               --
Selling, general and administrative costs ......................            416              492              797              991
Interest - net .................................................            965              988            2,007            1,953
                                                                        -------          -------          -------          -------
   Total costs .................................................          1,565            1,480            2,988            2,944
                                                                        -------          -------          -------          -------

   Net loss.....................................................        $(1,273)         $(1,405)         $(2,608)         $(2,793)
                                                                        =======          =======          =======          =======



The Corporation's 50% share of the Venture's results were losses of $637,000 and $703,000 for the three months ended December 31, 1998 and 1997, respectively, and $1,304,000 and $1,397,000 for the six months ended December 31, 1998 and 1997, respectively, and have been included in "Equity in loss of Kohala Joint Venture" in the accompanying consolidated statements of earnings. The Corporation's partner in the Venture is Oxford Kohala, Inc., a wholly owned subsidiary of Oxford First Corporation. Under the Restated Joint Venture Agreement dated April 29, 1981, as amended, the partners have agreed to make equal advances to the Venture for all costs necessary for the orderly development of the land. During the three and six months ended December 31, 1998, the Corporation did not make any advances to the Venture. The Corporation's net advances (including accrued interest) at December 31, 1998 were $21,656,000.


4.  Accrued expenses and other liabilities consisted of the following:


                                                   December 31,     June 30,
                                                      1998           1998
                                                      ------         ------
  (in thousands)                                   (Unaudited)
---------------------------------------------------------------------------
Salaries and wages ..............................    $  537         $1,917
Retirement plan costs ...........................       432            307
Legal and accounting fees........................       433             24
Dividends payable ...............................       872             --
Other ...........................................       172            188
                                                      ------         ------

                                                     $2,446         $2,436
                                                     ======         ======

5. In the second quarter of fiscal 1998 the Corporation adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, and has restated all prior-period earnings per share (EPS) data presented.

    A reconciliation of the numerators and denominators of the basic and diluted EPS computations are as follows:


                                                        Three Months Ended             Six Months Ended
                                                             December 31,                  December 31,
                                                         1998           1997           1998           1997
                                                        ------         ------         ------         ------
  (in thousands, except per share amounts)           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
-----------------------------------------------------------------------------------------------------------

Net earnings for computing earnings per share,
  basic and diluted ...........................         $  829         $1,383         $1,244         $2,165
                                                        ======         ======         ======         ======

Weighted average number of common
  shares outstanding ..........................          1,745          1,741          1,745          1,739

Add:  Incremental shares from assumed exercise
      of stock options ........................             15             16             15             15
                                                        ------         ------         ------         ------
Weighted average number of common and potential
  common shares outstanding for computing
  earnings per share, diluted .................          1,760          1,757          1,760          1,754
                                                        ======         ======         ======         ======
Earnings per share, basic .....................         $  .48         $  .79         $  .71         $ 1.24
                                                        ======         ======         ======         ======

Earnings per share, diluted ...................         $  .47         $  .79         $  .71         $ 1.23
                                                        ======         ======         ======         ======



6. On November 22, 1998, the Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with River Acquisition Corp., a newly formed Delaware corporation owned by certain directors and senior executive officers of the Corporation (River Acquisition), pursuant to which, among other things, subject to approval and adoption of the Merger Agreement at a Special Meeting of the Corporation's stockholders, River Acquisition would merge with and into the Corporation (the Merger), with the Corporation as the surviving corporation.


     Whether or not the Merger is consummated and except as otherwise provided in the Merger Agreement, all fees and expenses incurred in connection with the Merger will be paid by the party incurring such fees and expenses. In the event of the termination of the Merger Agreement, upon the occurrence of certain conditions as set forth in the Merger Agreement, the Corporation would be liable to pay River Acquisition its costs and expenses incurred in connection with the Merger up to a maximum of $1,750,000. As of December 31, 1998, no such conditions had occurred, and accordingly, no provision has been made by the Corporation for this contingency in the accompanying consolidated financial statements.


7. Certain items previously reported in specific financial statement captions have been reclassified to conform with the fiscal 1999 presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

        The Corporation's consolidated statements of earnings contain the operating results of the Corporation's aviation services affiliate Hudson General LLC (Hudson LLC) and of the land development joint venture in Hawaii in which the Corporation has a 50% interest (the Venture) under the equity method of accounting. (For an analysis of the results of Hudson LLC, see the table and related management's discussion which appear below.)

        The Corporation's revenues and depreciation and amortization expense for the three and six months ended December 31, 1998 approximated those of the corresponding periods of the prior year.

        The Corporation's selling, general and administrative expenses for the three and six months ended December 31, 1998 increased $ .4 million from the corresponding periods of the previous year which reflects professional fees incurred as a result of the Corporation entering into an Agreement and Plan of Merger dated as of November 22, 1998 and related matters (see Part II, Item 5 - Other Information).

        The Corporation's share of earnings from Hudson LLC for the three and six months ended December 31, 1998 decreased $.6 and $1.3 million, respectively, as compared with the corresponding periods of the previous year. The Corporation's equity interest in Hudson LLC was 74% for the period from July 1, 1998 to November 1, 1998 and was reduced to 51% for periods thereafter (see Note
2). The Corporation's 50% share of losses from the Venture for the three and six months ended December 31, 1998 approximated that of the corresponding periods of the previous year. As is usual for companies with land development operations, the contribution to future results from such operations will fluctuate depending upon land sales closed in each reported period.

        Interest income for the three and six months ended December 31, 1998 increased $.3 and $.4 million, respectively, due primarily to distributions receivable on the Preferred Units of Hudson LLC that were issued to the Corporation in November 1998 (see Note 2) and higher invested cash balances compared with those of the corresponding periods of the prior year.

        The Corporation's provision for income taxes for the three and six months ended December 31, 1998 decreased slightly from the corresponding periods of the previous year, primarily reflecting lower pre-tax earnings due mainly to the decrease in the Corporation's share of earnings from Hudson LLC as noted above. Partially offsetting the decrease were higher effective tax rates due mainly to the absence of a tax benefit being recorded for the professional fees discussed above.

        The following table and related management's discussion are intended to provide a presentation and analysis of results of Hudson LLC for the three and six months ended December 31, 1998 compared with results for the corresponding periods of the prior year.

                                                Three Months Ended              Six Months Ended
                                                    December 31,                   December 31,
                                               1998            1997            1998           1997
                                              -------         -------         -------         -------
                                                                    (in thousands)

Revenues ............................         $46,811         $42,444         $87,935         $81,800
                                              -------         -------         -------         -------
Costs and expenses:
  Operating .........................          37,851          32,806          71,591          64,153
  Depreciation and amortization .....           2,153           2,074           4,203           4,042
  Selling, general and administrative           4,011           3,794           8,056           7,621
                                              -------         -------         -------         -------
Total costs and expenses ............          44,015          38,674          83,850          75,816
                                              -------         -------         -------         -------
Operating income ....................         $ 2,796         $ 3,770         $ 4,085         $ 5,984
                                              =======         =======         =======         =======



        Revenues for the three and six months ended December 31, 1998 increased $4.4 and $6.1 million, or 10.3% and 7.5%, respectively, compared with the corresponding periods of the prior year. The increase reflects higher ground handling service revenues (net of the loss of certain contracts and lower sales of de-icing fluid) of $4.0 and $6.0 million due primarily to: (i) revenues generated from services provided at Terminal One, the new international terminal at JFK International Airport in New York which began operation in May 1998 at which Hudson LLC has been designated as the exclusive provider of ground handling services; (ii) expanded services to new and existing customers at other domestic airport locations; and (iii) revenues generated from expanded services provided at the Central De-icing Facility at Lester B. Pearson International Airport in Toronto. Additionally, the increase reflects higher aircraft fueling revenues of $1.9 and $2.4 million for the respective periods resulting primarily from: (i) revenues generated from services provided to maintain, manage and operate the fuel storage and distribution system, and to provide intoplane fueling services for all airlines operating, at Vancouver International Airport; and (ii) expanded domestic intoplane fueling services. The revenue increase in both periods was partially offset by lower revenues associated with: (i) the recognition of $.6 million of deferred income in October 1997 related to the prepayment of a promissory note associated with the sale (in January 1994) of leases and other assets at Long Island MacArthur Airport; and (ii) the effect of fluctuation in the average rates of exchange used in translating Canadian revenues to their U.S. dollar equivalent.

        Operating costs for the three and six months ended December 31, 1998 increased $5.0 and $7.4 million, or 15.4% and 11.6%, respectively, compared with the corresponding periods of the previous year. The increase in operating costs reflects higher: (i) labor and related costs associated with the opening of Terminal One in New York; the Central De-icing Facility in Toronto; the commencement of the maintenance, operation and intoplane fueling service contract in Vancouver; and expanded domestic ground handling and aircraft fueling operations; (ii) overtime, hiring and training costs due to low unemployment levels in the United States as discussed below; and (iii) fleet maintenance costs related primarily to ground handling and aircraft fueling operations. Partially offsetting the increase were lower: (i) outside contractor costs associated with snow removal operations; (ii) cost of sales of de-icing fluid; and (iii) costs as a result of the effect of fluctuation in the average rates of exchange used in translating Canadian costs to their U.S. dollar equivalent.

        Depreciation and amortization expenses for the three and six months ended December 31, 1998 increased $.1 and $.2 million, or 3.8% and 4.0%, respectively, compared with the corresponding periods of the previous year, due mainly to additions of ground handling equipment.

        Selling, general and administrative expenses for the three and six months ended December 31, 1998 increased $.2 and $.4 million, or 5.7% and 5.7%, respectively, compared with the corresponding periods of the previous year, due primarily to higher administrative and related costs.

        Operating income for the three and six months ended December 31, 1998 decreased $1.0 and $1.9 million, due primarily to: (i) decreased results associated with domestic ground handling operations related to higher labor and fleet maintenance costs; (ii) lower sales of de-icing fluid; (iii) the impact of the loss of certain ground handling contracts; (iv) the recognition of deferred income in October 1997 as noted above; and (v) higher selling, general and administrative expenses as described above. Partially offsetting the decreases for both periods were improved results from snow removal operations and, for the six months ended December 31, 1998, expanded aircraft fueling operations.

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

Liquidity and Capital Expenditures and Commitments

        The Corporation's recurring sources of liquidity are funds provided from Hudson LLC and bank lines of credit. Hudson LLC pays to the Corporation an overhead fee, which for fiscal 1998 and 1999 is equal to the sum of 3-1/2% of Hudson LLC's consolidated domestic revenues and 1-1/4% of Hudson LLC's consolidated Canadian revenues. It is anticipated that approximately $3.0 million of the Corporation's overhead will not be allocated to Hudson LLC on an annual basis. In addition, the Limited Liability Company Agreement between the Corporation, Hudson LLC and LAGS (USA) Inc. (an indirect wholly-owned subsidiary of Deutsche Lufthansa AG) (LAGS) provides that distributions from Hudson LLC will be paid annually to the Corporation and LAGS (the Members) in amounts at least equal to 50% of its domestic net income and 10% of its Canadian pre-tax earnings for the fiscal year, as defined, multiplied by the Members' respective equity interests in Hudson LLC. The Corporation's 74% share of the distribution in respect of fiscal 1998, in the amount of $8.1 million, was received in November 1998. Furthermore, as a result of the conversion of the Corporation's 7% convertible subordinated debentures (the Debentures) in fiscal 1996 and 1997 into shares of the Corporation's common stock, Hudson LLC is, on a subordinated basis (as defined), indebted to the Corporation. During the six months ended December 31, 1998, Hudson LLC repaid $1.5 million of such debt to the Corporation. Hudson LLC is obligated to repay to the Corporation $1.5 million on July 15, 1999 and on each July 15th thereafter until the remaining principal balance of $3.1 million is satisfied.

        On November 2, 1998 (the Closing Date), LAGS exercised its option to increase LAGS' interest in Hudson LLC from 26% to 49% (the Option). The exercise price of the Option of $29,627,000 was paid to Hudson LLC by LAGS together with interest aggregating $1.1 million, calculated at the rate of 11% per annum from July 1, 1998 to the Closing Date. As a result of the exercise of the Option, the Corporation's investment in Hudson LLC and paid in capital increased by $25.3 and $12.6 million (net of deferred income taxes and transactional fees), respectively. The Corporation is presently unable to determine when, or whether, such deferred income taxes will result in a current tax liability. LAGS (USA) Inc. is a direct wholly-owned subsidiary of Lufthansa Airport and Ground Services GmbH, and was granted the Option under the terms of the

Unit Purchase and Option Agreement (the Option Agreement) dated February 27, 1996 pursuant to which it acquired its initial 26% interest in Hudson LLC. Pursuant to the terms of the Option Agreement, upon LAGS' exercise of the Option on the Closing Date, LAGS' interest in Hudson LLC increased to 49%, and the Corporation's interest was reduced to 51%, effective as of July 1, 1998. In connection with the Option exercise, the Corporation received new non-voting Preferred Units (the Preferred Units) of Hudson LLC. The Preferred Units are entitled to receive a fixed distribution of 3.95% per annum, payable quarterly, commencing on December 31, 1998 until September 30, 2001, and at an Internal Revenue Service safe harbor rate, as defined, thereafter.

        Pursuant to a Revolving Credit Agreement (the Credit Agreement) with a group of banks dated June 1, 1996, the Corporation may borrow funds (including outstanding letters of credit) up to a limit of $6.0 million until June 30, 1999 at which time the Credit Agreement terminates. There were no direct borrowings or letters of credit outstanding at December 31, 1998.

        During the six months ended December 31, 1998 and 1997, net cash used by operating activities was $1.2 million, due mainly to payments of accrued expenses and other liabilities. Cash and cash equivalents were $28.0 and $19.0 million at December 31, 1998 and June 30, 1998, respectively.

        Hudson LLC's recurring sources of liquidity are funds provided from operations, advances from the Corporation, third party financing agreements and bank lines of credit. Pursuant to a Revolving Credit Agreement (the LLC Credit Agreement) with a group of banks dated June 1, 1996, Hudson LLC could borrow funds (including outstanding letters of credit) up to a limit of $18.0 million (the LLC Limit) until September 30, 1998. At such time, the LLC Limit was reduced by $1.1 million and will continue to reduce by $1.1 million at the end of each subsequent quarter until June 30, 2002, at which time the LLC Credit Agreement terminates. There were no borrowings and $1.3 million of outstanding letters of credit at December 31, 1998. In addition, net advances to Hudson LLC from the Corporation were $1.3 million as of December 31, 1998. At December 31, 1998, Hudson LLC had commitments to fund $11.5 million for operating equipment, $7.5 and $4.0 million of which are expected to be expended during fiscal 1999 and 2000, respectively. In

December 1998, Hudson LLC entered into a long-term financing arrangement accounted for as a capital lease for equipment being used to provide de-icing and snow removal services at Lester B. Pearson International Airport in Toronto. As of December 31, 1998, $6.5 million of equipment had been funded under this arrangement. Included in Hudson LLC's commitments is $2.2 and $1.3 million of equipment which is expected to be funded under this long-term financing arrangement in fiscal 1999 and 2000, respectively. Capital expenditures are primarily for equipment and facilities used in Hudson LLC's operations.

        Hudson LLC is unable to determine the extent of additional future capital expenditures since, as a service company, its capital expenditure requirements fluctuate depending upon facility requirements and equipment purchases associated with Hudson LLC's ability to successfully obtain additional contracts.

        During fiscal 1992, the County of Hawaii passed an ordinance pursuant to which the Venture, after subdivision approvals are obtained, would be able to develop Phase IV of the Project into 1,490 units. Pursuant to such ordinance, the Venture is required to expend approximately $2.3 million for public infrastructural improvements and in lieu payments. Shortly after passage of the ordinance, a lawsuit against the County of Hawaii was filed in the Circuit Court of Hawaii by two local residents of Hawaii (Plaintiffs) seeking to invalidate such ordinance on various grounds including that the ordinance was adopted without following State of Hawaii procedure relating to the preparation of an Environmental Impact Statement (EIS). During fiscal 1993, the Judge in this action granted Plaintiffs' motion for partial summary judgment relating to the EIS claim, without indicating any effect on Phase IV zoning. The County and the Venture appealed this ruling to the Hawaii Supreme Court, and in May 1997, the Supreme Court vacated the summary judgment which was previously granted and remanded certain related issues to the Circuit Court for that Court to decide. In March 1998, the Circuit Court ruled in favor of the County and the Venture on the remanded issues. In July and September 1998, the Circuit Court granted summary judgment in favor of the County and the Venture on all remaining claims in the suit. In October 1998, a Plaintiff filed a timely notice of appeal from the judgment entered in this matter. The Venture cannot determine the effect of this litigation on the timing of development of Phase IV or expenditures related thereto until a decision related to Plaintiff's appeal is rendered.

        The Joint Venture Agreement provides that the Corporation and its partner in the Venture, Oxford Kohala, Inc. (the Partner) are obligated to make equal advances of any of the Venture's required fundings. It is anticipated that the Venture's capital commitments will be funded by cash flow from its operations and advances from the Corporation and the Partner, and that any advances which the Corporation may be required to make to the Venture will be provided from the Corporation's cash flow and lines of credit. Pursuant to the Credit Agreement the Corporation may advance up to $2.0 million to the Venture in any fiscal year or up to $5.0 million during the term of the Credit Agreement, net of any distributions received from the Venture by the Corporation during such periods. Since the inception of the Credit Agreement, the Corporation has not increased its net advances to the Venture. At present, it is anticipated that the advances required to meet the obligations of the Venture will not exceed the limits set forth in the Credit Agreement. During the six months ended December 31, 1998, the Corporation did not make any advances to the Venture.

        At December 31, 1998, the Venture had commitments (in addition to the commitments noted above) aggregating $2.3 million for project expenditures, including $1.7 million for the construction of water well equipment and a reservoir by June 30, 1999. It is currently expected that funds for most of the Venture's other commitments will be expended subsequent to fiscal 1999.

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

        The "Year 2000" issue results from computer programs that do not differentiate between years commencing in 1900 and years commencing in 2000 because they were written using two digits rather than four to define the applicable year (i.e. ignoring the century). Accordingly, computer systems and programs that process or utilize time-sensitive calculations may not properly recognize the Year 2000. The Corporation has begun to replace hardware and modify customized software so that its computer systems will function properly in the Year 2000 and thereafter.

        The Corporation also has commenced testing its computer systems and anticipates completion of its information systems Year 2000 compliance in the first half of calendar 1999. The Corporation has also initiated discussions with its significant suppliers, customers and financial institutions to ascertain whether these parties have plans regarding Year 2000 compliance (and the status of such plans) where their systems interface with the Corporation's systems or otherwise impact its operations. The Corporation has not determined the impact, if any, on its operations if outside third parties with which it has a business relationship fail to comply with Year 2000 requirements.

        Management currently believes that the costs related to the Corporation's compliance with the Year 2000 issue should not have a material adverse effect on its consolidated financial position, results of operations or cash flows. While the Corporation believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the systems of other parties upon which the Corporation's business also relies will be Year 2000 compliant on a timely basis.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings


On November 24, 1998, the day after the Corporation publicly announced that it had entered into an Agreement and Plan of Merger dated as of November 22, 1998 (the Merger Agreement) with River Acquisition Corp., a newly-formed Delaware corporation owned by certain directors and senior executive officers of the Corporation (River Acquisition) (see Item 5 Other Information below), two purported class action lawsuits, each by a stockholder of the Corporation against the Corporation and each of the Corporation's directors, were filed in the Court of Chancery of the State of Delaware in and for New Castle County, under the captions Weiner v. Langner, C.A. No. 16805 and Harbor Finance Partners
v. Dresner, C.A. No. 16804, and on November 30, 1998, an additional purported class action lawsuit was filed by two stockholders of the Corporation against the Corporation and each of the Corporation's directors, in the Court of Chancery of the State of Delaware in and for New Castle County, under the caption Soshtain v. Langner, C.A. No. 16414 NC (collectively, the Complaints). The Complaints, which are substantially similar to each other, allege, among other things, that: (i) the $57.25 per share price offered for the Common Stock of the Corporation (the Common Stock) by River Acquisition is inadequate and provides value substantially below the fair value of the Corporation, (ii) the directors of the Corporation violated their fiduciary duties to the stockholders of the Corporation, and (iii) the Merger Agreement was not the result of arm's-length negotiations. The Complaints seek, among other things, an order:
(i) certifying that the lawsuits may be maintained as class actions on behalf of all holders of the Corporation's Common Stock, excluding the defendants and those affiliated with the defendants, (ii) preliminarily and permanently enjoining the Corporation from proceeding with the Merger, (iii) rescinding the merger contemplated by the Merger Agreement (the Merger), in the event the Merger is consummated, (iv) awarding compensatory damages to the members of the purported class in an amount to be determined at trial, and (v) awarding the named plaintiffs their costs, including counsel fees and expert fees. On December 28, 1998, the Complaints were consolidated for all purposes, under the caption In Re Hudson General Corporation Shareholders Litigation, Consolidated C.A. 16804 (the Consolidated Complaint). On January 19, 1999, the Corporation and the Corporation's directors filed an Answer denying the claims contained in the Consolidated Complaint. The Corporation and the Corporation's directors believe the Consolidated Complaint is without merit and intend to defend the lawsuit vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders


At the Annual Meeting of Stockholders of the Corporation, held on November 20, 1998, the only matter voted upon was the election of directors. All eight incumbent directors of the Corporation were re-elected. The voting was as follows:

                                                                                Shares for which
       Name of Nominee                   Shares Voted For                      Authority Withheld
       ---------------                   ----------------                      ------------------

       Milton H. Dresner                    1,634,995                                   7,316
       Jay B. Langner                       1,635,095                                   7,216
       Paul R. Pollack                      1,635,095                                   7,216
       Edward J. Rosenthal                  1,635,095                                   7,216
       Michael Rubin                        1,634,395                                   7,916
       Hans H. Sammer                       1,634,395                                   7,916
       Richard D. Segal                     1,635,095                                   7,216
       Stanley S. Shuman                    1,633,750                                   8,561



There were no abstentions or broker nonvotes.


Item 5.  Other Information


On November 22, 1998, the Corporation entered into the Merger Agreement with River Acquisition, pursuant to which, among other things, River Acquisition would merge with and into the Corporation, with the Corporation as the surviving corporation. As of the effective time of the Merger, each outstanding share of Common Stock (other than treasury shares, dissenting shares and shares to be owned by River Acquisition) was to be converted into the right to receive $57.25 in cash. The Merger Agreement has been approved by the Board of Directors of the Corporation based upon the unanimous recommendation of a Special Committee of the Board of Directors (the Special Committee) consisting of three directors who are not employed by or affiliated with the Corporation (except in their capacities as directors) and who would not have any equity interest in River Acquisition.


On December 11, 1998, the Corporation announced that it had received a letter from a third party, subsequently identified as Ranger Aerospace Corporation (Ranger Aerospace), indicating a willingness to acquire all outstanding shares of Common Stock at a price in excess of $57.25 per share. The Special Committee exercised its rights under the Merger Agreement to permit Ranger Aerospace to conduct a due diligence review of the Corporation. On February 2, 1999, the Corporation announced that it had received a written proposal from Ranger Aerospace to acquire all outstanding shares of Common Stock at a price of $62.00 per share in cash. On February 5, 1999, the Corporation announced that the Special Committee had authorized the Corporation to engage in discussions and negotiations with Ranger Aerospace concerning its acquisition proposal. Ranger Aerospace's proposal is subject to receipt of financing and satisfactory completion of a confirmatory due diligence review.


On February 10, 1999, the Corporation announced that: (i) it had received a written proposal from GlobeGround GmbH (formerly known as Lufthansa Airport and Ground Services GmbH), a subsidiary of Deutsche

Lufthansa AG, to acquire all of the Corporation's outstanding shares of Common Stock at a price of $67.00 per share in cash, subject to the approval of the Supervisory Board of Deutsche Lufthansa AG not later than March 15, 1999; (ii) it had received a written proposal from Ogden Corporation (Ogden) to acquire all of the Corporation's outstanding shares of Common Stock at a price of $65.00 per share to be paid in either cash or common shares of Ogden, subject to a customary due diligence review regarding the Corporation and its business prospects and approval of Ogden's Board of Directors; (iii) the Special Committee had authorized the Corporation to engage in discussions and negotiations with GlobeGround GmbH and Ogden concerning their acquisition proposals; and (iv) the Corporation had entered into an amendment to the Merger Agreement pursuant to which River Acquisition increased the merger price to be paid to the Corporation's stockholders from $57.25 per share in cash to $61.00 per share in cash.

       Item 6.  Exhibits and Reports on Form 8-K


      a)       Exhibits


      4.4(f) First Amendment to the Amended and Restated Revolving Credit Agreement dated as of November 25, 1992, as amended and restated as of June 1, 1996, among Hudson General Corporation, Hudson General LLC, the Banks named therein and BankBoston, N.A., as agent, dated as of December 11, 1998.


      27          Financial Data Schedule.


      b)       Reports on Form 8-K


      Current Report on Form 8-K dated October 16, 1998, reporting under Item 5 Other Events (and including Item 7(c) Exhibits) that on October 1, 1998, LAGS (USA) Inc. gave notice to the Corporation of exercise of its option to increase LAGS (USA) Inc.'s interest in Hudson General LLC from 26% to 49%.


      Current Report on Form 8-K dated November 23, 1998, reporting under Item 5 Other Events (and including Item 7(c) Exhibits) that on November 22, 1998, the Corporation entered into an Agreement and Plan of Merger, dated as of November 22, 1998, with River Acquisition Corp., a newly formed Delaware corporation owned by certain directors and senior executive officers of the Corporation, pursuant to which, among other things, River Acquisition Corp. would merge with and into the Corporation, with the Corporation as the surviving corporation.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           HUDSON GENERAL CORPORATION
                                               (Registrant)


Date:  February 11, 1999


                                           /s/ MICHAEL RUBIN
                                           ---------------------------
                                                Michael Rubin
                                                President



                                           /s/ BARRY REGENSTEIN
                                           ---------------------------
                                                Barry Regenstein
                                                Chief Financial Officer

                    HUDSON GENERAL CORPORATION & SUBSIDIARIES


                                  EXHIBIT INDEX



Exhibit
No.                                 Exhibit                                                  Page No.
---                                 -------                                                  --------




4.4(f)            First Amendment to the Amended and Restated Revolving Credit               26-31
                  Agreement dated as of November 25, 1992, as amended and
                  restated as of June 1, 1996, among Hudson General Corporation,
                  Hudson General LLC, the Banks named therein and BankBoston,
                  N.A., as agent, dated as of December 11, 1998.


27                Financial Data Schedule                                                    32



